Form 10QSB
period 1995-09-30
CYBER DIGITAL INC
filed 1995-11-08
CIK 721295

U.S. SECURITIES AND EXCHANGE COMMISSION
			                    Washington, D.C.  20549

                          				FORM 10-QSB
		               _________________________________________

(Mark One)
    [x]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               		    OF THE SECURITIES EXCHANGE ACT OF 1934

      	       For the quarterly period ended September 30, 1995

    [ ]        TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE
              		      SECURITIES EXCHANGE ACT OF 1934

   	       For the transition period from __________to ________

           		       Commission File Number 0-13992

                     			    CYBER DIGITAL, INC.
     (Exact name of small business issuer as specified in its charter)

      	   NEW YORK                                   11-2644640
    (State or other jurisdiction                   (I.R.S. Employer
  of incorporation or organization)               Identification No.)

  	     400 Oser Avenue, Suite 1650, Hauppauge, New York 11788
		             (Address of principal executive offices)

                   			       (516) 231-1200
			                    (Issuer's telephone number)

Check whether the issuer [1] has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months
(or for such shorter period that the registrant was required to file such reports), and [2] has been subject to such filing requirements for the past 90 days.
Yes   X    No
   _____     _____

The number of shares of stock outstanding at September 30, 1995:
13,919,311 shares of Common Stock, par value $.01 per share.

                 	       BALANCE SHEETS

ASSETS

                                          September 30,      March 31,
                                             1995              1995
                                          (Unaudited)       (Audited)
CURRENT ASSETS
 Cash and cash equivalents                $    5,484        $   81,888
 Accounts receivable                         517,545            16,432
 Inventories                                 390,387           494,301
 Prepaid expenses                              2,547             4,779
					                                     __________        __________
  Total Current Assets                    $  915,963        $  597,400
					                                     __________        __________

PROPERTY AND EQUIPMENT, NET
 Equipment                                $  617,517        $  617,517
 Furniture and Fixtures                       53,988            53,988
					                                     __________        __________
                                          $  671,505        $  671,505
 Accumulated Depreciation                   (642,933)         (638,749)
					                                     __________        __________
  Total Property and Equipment            $   28,572        $   32,756
					                                     __________        __________
OTHER ASSETS
 Deferred financing costs                 $    2,631        $   10,155
 Other                                        64,041            64,041
					                                     __________        __________
	                                         $1,011,207        $  704,352
					                                     __________        __________
					                                     __________        __________

The accompanying notes are an integral part of these statements

                   LIABILITIES AND SHAREHOLDERS' DEFICIT

                                   					 September 30,      March 31,
		                                 			      1995              1995
				                                  	  (Unaudited)        (Audited)
CURRENT LIABILITIES
 Accounts payable and accrued expenses   $    40,792         $    37,899
 Current maturities of long-term debt        354,834             155,994
                                   			   ___________         ___________
  Total Current Liaiblities              $   395,626         $   193,893

Long-Term Debt, less current maturities    1,399,305           1,554,089
                                         ___________         ___________
                                         $ 1,794,931         $ 1,747,982

DEFICIT IN SHAREHOLDERS' EQUITY
 Preferred Stock - $.05 par value;
  authorized, 10,000,000 shares; issued
  and outstanding, none
 Common Stock - $.01 par value;
  authorized, 30,000,000 shares; issued
  and outstanding, 13,919,311 shares and
  13,752,801 shares at September 30, 1995
  and March 31, 1995, respectively       $   139,193         $   137,528
 Additional paid-in-capital                5,867,506           5,801,661
 Accumulated deficit                      (6,790,423)         (6,982,819)
					                                     ___________         ___________
                                         $  (783,724)        $(1,043,630)
					                                     ___________         ___________
                                         $ 1,011,207         $   704,352
					                                    ___________         ___________
					                                    ___________         ___________

The accompanying notes are an integral part of these statements

                      			STATEMENTS OF OPERATIONS
			                          (Unaudited)

                                   					       Three Months Ended
                                           						 September 30,

                                    					      1995              1994

Net Sales                                  $  253,393         $    6,129

Cost of Sales                                  38,836             (7,247)
	                                    			   __________         __________

Gross Profit                               $  214,557         $   13,376
	                                   				   __________         __________

Operating Expenses
 Selling, general and
  administrative expenses                  $  101,680         $  166,327
 Research and development                           0             11,500
	                                   				   __________         __________
  Total Operating Expenses                 $  101,680         $  177,827
                                    				   __________         __________
Operating Profit (Loss)                    $  112,877         $ (164,451)

Other Income, net                                 705              2,171
                                   					   __________         __________

Net Earnings (Loss)                        $  113,582         $ (162,280)

Net Earnings (Loss) per common and
 common equivalent                         $     0.01         $    (0.01)
                                    				   __________         __________
Weighted average number of
 shares outstanding                        14,883,304         13,732,801

The accompanying notes are an integral part of these statements

                          STATEMENTS OF OPERATIONS
                               (Unaudited)

                                              	  Six Months Ended
						                                            September 30,

                                    					      1995                1994

Net Sales                                  $  527,018          $   51,610

Cost of Sales                                 132,143              51,008
                                    				   __________          __________
Gross Profit                               $  394,875          $      602
					                                      __________          __________
Operating Expenses
 Selling, general and
  adminsitrative expenses                  $  203,486          $  296,182
 Research and development                           0              23,750
                                    				   __________          __________
  Total Operating Expenses                 $  203,486          $  319,932
                                   					   __________          __________

Operating Profit (Loss)                    $  191,389          $ (319,330)
                                           __________          __________

Other Income, net                          $    1,007          $    5,452
                                   					   __________          __________

Net Earnings (Loss)                        $  192,396          $ (313,878)
                                           __________          __________

Net Earnings (Loss) per common and
 common equivalent                         $     0.01          $    (0.02)
                                    				   __________          __________
					                                      __________          __________

Weighted average number of common
 shares outstanding                        14,883,304          13,732,801
                                   					   __________          __________
					                                      __________          __________

The accompanying notes are an integral part of these statements

                    			 STATEMENTS OF CASH FLOWS
			                          (Unaudited)
					                                          	 Six Months Ended
						                                             September 30,

                                   					      1995                1994
Cash Flows from Operating Activities
 Net earnings (loss)                       $ 192,396           $(313,878)

 Adjustments to reconcile net earnings
 (loss) to net cash provided by (used in) operating activities:

  Depreciation                                 4,184               2,530
  Amortization                                 7,524               7,524

(Increase) decrease in operating assets

  Accounts Receivable                       (501,113)            113,144
  Inventories                                103,914               2,065
  Prepaid Expenses                             2,232                 196

Increase (decrease) in operating liabilities

  Accounts payable and accrued expenses        2,893             (26,194)
                                   					   _________           _________
Net cash used in operating activities      $(187,970)          $(214,613)
					                                      _________           _________

Cash Flows from Investing Activities
  Purchase of equipment                    $       0           $ (19,693)
                                   					   _________           _________

Net cash used in investing activities      $       0           $ (19,693)
                                   					   _________           _________
Cash Flows from Financing Activities
  Issuance of common stock                 $  67,510           $   8,000
  Payments of long-term debt                    (944)            (39,191)
  Proceeds from borrowings                    45,000                   0
				                                   	   _________           _________
Net cash provided by (used in)
 financing activities                      $ 111,566           $ (31,191)
					                                      _________           _________

NET DECREASE IN CASH AND CASH EQUIVALENTS  $ (76,404)          $(265,497)

Cash and cash equivalents at beginning
of period                                     81,888             517,297
                                    				   _________           _________

Cash and cash equivalents at end of period $   5,484           $ 251,800
                                    				   _________           _________
					                                      _________           _________
Supplemental Disclosure of Cash Flow
Information:
  Cash paid during the period for
  income taxes                             $    421            $     429

The accompanying notes are an integral part of these statements

NOTES TO FINANCIAL STATEMENTS
===================================


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending March 31, 1996.
For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the fiscal year ended March 31, 1995.

NOTE 2 - INVENTORIES

Inventory of purchased parts and work-in-process for eventual resale to customers are valued at the lower of cost or market, as determined by the first-in, first-out (FIFO) method and consisted of the following:

                     			     September 30, 1995       March 31, 1995
Finished goods                  $ 59,501                 $163,415
Work-in-process                   33,701                   33,701
Raw materials                    285,650                  285,650
Finished goods on consignment     11,535                   11,535
			                            	________                 ________
			                            	$390,387                 $494,301
		                            		________                 ________
		                            		________                 ________

       		         Management's Discussion and Analysis
	        	 of Financial Condition and Results of Operations

Results of Operations

For Three Months Ended September 30, 1995

Net sales increased 4,134% in quarter ended September 30, 1995 over the prior year's same quarter. Net sales for quarter ended September 30, 1995 were $253,393 as compared to $6,129 for quarter ended September 30, 1994. Gross profit for quarter ended September 30, 1995 was 85% of net sales as compared to 218% for quarter ended September 30, 1994. Fluctuations in gross profit margins are primarily attributable to price changes, changes in sales mix by product or distribution channel. Selling, general and and administrative expenses as a percentage of sales decreased from 2,714% in quarter ended September 30, 1994 to 40% in quarter ended September 30, 1995. Profit (loss) from operations for quarter ended September 30, 1995 was $112,877 as compared with $(164,451) for quarter ended September 30, 1994. Net earnings (loss) for quarter ended September 30, 1995 was $113,582 or $.01 per share as compared to $(162,280) or $(.01) per share for quarter ended September 30, 1994.

For Six Months Ended September 30, 1995

Net sales increased 1,021% in the period ended September 30, 1995 over the prior year's same period. Net sales for the six month period ended September 30, 1995 were $527,018 as compared with $51,610 for the period ended September 30, 1994. Gross profit for the period ended September 30, 1995 was 75% of net sales as compared to 1% for the period ended September 30, 1994. Fluctuations in gross profit margins are primarily attributable to price changes, changes in sales mix by product or distribution channel. Selling, general and administrative expenses as a percentage of sales decreased from 574% in the period ended September 30, 1994 to 39% in the period ended September 30, 1995 due to an increase in revenues. Profit from operations for the period ended September 30, 1995 was $191,389 as compared with a loss of $(319,330) for the period ended September 30, 1994. Net earnings for the period ended September 30, 1995 were $192,396 or $.01 per share as compared with a net loss of $(313,878) for $(.02) per share for the period ended September 30, 1994.

Liquidity and Capital Resources

The Company's ability to generate cash adequate to meet its needs results primarily from cash flow from operations. Total working capital increased by $116,830 to $520,337 for period ended September 30, 1995 from $403,507 for period ended March 31, 1995. The current ratio decreased to 2.3 to 1 as at September 30, 1995 from 3.0 to 1 as at March 31, 1995. Current levels of inventory are adequate to meet at least four times the current level of quarterly sales. There were no significant capital expenditures in the quarter ended September 30, 1995 and none are planned for the next quarter. The Company believes that its current sources of liquidity will be sufficient to meet its needs for the foreseeable future. The Company believes that, if needed, it will be able to obtain additional funds required for future needs.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS IN FORM 8-K

A).  Exhibits.
	None.

B).  Reports on Form 8-K

       No reports on Form 8-K were filed by the Registrant for the six months ended September 30, 1995.


Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               					 CYBER DIGITAL, INC.



                              					 By: /s/ J.C. Chatpar
					                                  ______________________
					                                  Chairman, Principal
					                                  Financial Officer
DATED:  November 3, 1995