Form 10QSB
period 1995-12-31
CYBER DIGITAL INC
filed 1996-02-14
CIK 721295

U.S. SECURITIES AND EXCHANGE COMMISSION
			                    Washington, D.C.  20549

                          				FORM 10-QSB
		               _________________________________________

(Mark One)
    [x]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               		    OF THE SECURITIES EXCHANGE ACT OF 1934

      	       For the quarterly period ended December 31, 1995

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

The number of shares of stock outstanding at December 31, 1995:
14,249,311 shares of Common Stock, par value $.01 per share.

                 	       BALANCE SHEETS

ASSETS

                                          December 31,       March 31,
                                             1995              1995
                                          (Unaudited)       (Audited)
CURRENT ASSETS
 Cash and cash equivalents                $  216,912        $   81,888
 Accounts receivable                         681,478            16,432
 Inventories                                 389,983           494,301
 Prepaid expenses                              3,835             4,779
					                                     __________        __________
  Total Current Assets                    $1,292,208        $  597,400
					                                     __________        __________

PROPERTY AND EQUIPMENT, NET
 Equipment                                $  617,517        $  617,517
 Furniture and Fixtures                       53,988            53,988
					                                     __________        __________
                                          $  671,505        $  671,505
 Accumulated Depreciation                   (645,027)         (638,749)
					                                     __________        __________
  Total Property and Equipment            $   26,478        $   32,756
					                                     __________        __________
OTHER ASSETS
 Deferred financing costs                 $        0        $   10,155
 Other                                        64,041            64,041
					                                     __________        __________
	                                         $1,382,727        $  704,352
					                                     __________        __________
					                                     __________        __________

The accompanying notes are an integral part of these statements

                   LIABILITIES AND SHAREHOLDERS' DEFICIT

                                   					 December 31,       March 31,
		                                 			      1995              1995
				                                  	  (Unaudited)        (Audited)
CURRENT LIABILITIES
 Accounts payable and accrued expenses   $    27,572         $    37,899
 Current maturities of long-term debt        307,942             155,994
                                   			   ___________         ___________
  Total Current Liaiblities              $   335,514         $   193,893

Long-Term Debt, less current maturities      598,223           1,554,089
                                         ___________         ___________
                                         $   933,737         $ 1,747,982

DEFICIT IN SHAREHOLDERS' EQUITY
 Preferred Stock - $.05 par value;
  authorized, 10,000,000 shares; issued
  and outstanding, none
 Common Stock - $.01 par value;
  authorized, 30,000,000 shares; issued
  and outstanding, 14,249,311 shares and
  13,752,801 shares at December 31, 1995
  and March 31, 1995, respectively       $   142,493         $   137,528
 Additional paid-in-capital                6,135,306           5,801,661
 Accumulated deficit                      (5,828,809)         (6,982,819)
					                                     ___________         ___________
                                         $   448,990         $(1,043,630)
					                                     ___________         ___________
                                         $ 1,382,727         $   704,352
					                                    ___________         ___________
					                                    ___________         ___________

The accompanying notes are an integral part of these statements

                      			STATEMENTS OF OPERATIONS
			                          (Unaudited)

                                   					       Three Months Ended
                                           						 December 31,

                                    					      1995              1994

Net Sales                                  $  166,882         $  164,131

Cost of Sales                                   8,781             65,599
	                                    			   __________         __________

Gross Profit                               $  158,101         $   98,532
	                                   				   __________         __________

Operating Expenses
 Selling, general and
  administrative expenses                  $  109,983         $  132,957
 Research and development                           0              8,788
	                                   				   __________         __________
  Total Operating Expenses                 $  109,983         $  141,745
                                    				   __________         __________
Operating Profit (Loss)                    $   48,118         $  (43,213)

Other Income, net                                 521                976
                                   					   __________         __________

Earnings (Loss) before
 Extraordinary Gain                        $   48,639         $  (42,237)

Extraordinary Gain                            912,974                  0
                                           ----------         ----------

Net Earnings (Loss)                        $  961,613         $  (42,237)


Net Earnings (Loss) per common and
 common equivalent                         $     0.06         $    (0.00)
                                    				   __________         __________
Weighted average number of
 shares outstanding                        14,982,529         13,732,801

The accompanying notes are an integral part of these statements

                          STATEMENTS OF OPERATIONS
                               (Unaudited)

                                              	  Nine Months Ended
						                                             December 31,

                                    					      1995                1994

Net Sales                                  $  693,900          $  215,741

Cost of Sales                                 140,923             116,607
                                    				   __________          __________
Gross Profit                               $  552,977          $   99,134
					                                      __________          __________
Operating Expenses
 Selling, general and
  adminsitrative expenses                  $  313,469          $  429,109
 Research and development                           0              32,571
                                    				   __________          __________
  Total Operating Expenses                 $  313,469          $  461,679
                                   					   __________          __________

Operating Profit(Loss)                     $  239,508          $ (362,545)


Other Income, net                               1,528               6,428
                                   					   __________          __________

Earnings (Loss) before
 Extraordinary Item                        $  241,036          $ (356,117)

Extraordinary Gain                            912,974                   0
                                           ----------          ----------
Net Earnings (Loss)                        $1,154,010          $ (356,117)

Net Earnings (Loss) per common and
 common equivalent                         $     0.08          $    (0.03)
                                    				   __________          __________
					                                      __________          __________

Weighted average number of common
 shares outstanding                        14,982,529          13,732,801
                                   					   __________          __________
					                                      __________          __________

The accompanying notes are an integral part of these statements

                    			 STATEMENTS OF CASH FLOWS
			                          (Unaudited)
					                                          	 Nine Months Ended
						                                             December 31,

                                   					      1995                1994
Cash Flows from Operating Activities
 Net earnings (loss)                       $ 241,036           $(356,117)

 Adjustments to reconcile net earnings
 (loss) to net cash provided by (used in) operating activities:

  Depreciation                                 6,278               4,428
  Amortization                                10,155              11,285
  Gain on Debt Restructure                   912,974                   0

(Increase) decrease in operating assets

  Accounts Receivable                       (665,046)            (44,729)
  Inventories                                104,318              43,452
  Prepaid Expenses                               944                   0
  Other Assets                                     0             (47,304)

Increase (decrease) in operating liabilities

  Accounts payable and accrued expenses      (10,327)            (26,345)
                                   					   _________           _________
Net cash used in operating activities      $ 600,332           $(415,330)
					                                      _________           _________

Cash Flows from Investing Activities
  Purchase of equipment                    $       0           $ (25,036)
                                   					   _________           _________

Net cash used in investing activities      $       0           $ (25,036)
                                   					   _________           _________
Cash Flows from Financing Activities
  Issuance of common stock                 $ 338,610           $  38,000
  Payments of long-term debt                (913,918)            (51,895)
  Proceeds from borrowings                   110,000                   0
				                                   	   _________           _________
Net cash provided by (used in)
 financing activities                      $(465,308)          $ (13,895)
					                                      _________           _________

NET INCREASE (DECREASE)
 IN CASH AND CASH EQUIVALENTS             $  135,024           $(454,261)

Cash and cash equivalents at beginning
of period                                     81,888             517,297
                                    				   _________           _________

Cash and cash equivalents at end of period $ 216,912           $  63,036
                                    				   _________           _________
					                                      _________           _________
Supplemental Disclosure of Cash Flow
Information:
  Cash paid during the period for
  income taxes                             $    421            $     429

The accompanying notes are an integral part of these statements

NOTES TO FINANCIAL STATEMENTS
===================================


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 1995 are not necessarily indicative of the results that may be expected for the year ending March 31, 1996.
For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the fiscal year ended March 31, 1995.

NOTE 2 - INVENTORIES

Inventory of purchased parts and work-in-process for eventual resale to customers are valued at the lower of cost or market, as determined by the first-in, first-out (FIFO) method and consisted of the following:

                     			     December 31, 1995       March 31, 1995
Finished goods                  $ 59,097                 $163,415
Work-in-process                   33,701                   33,701
Raw materials                    285,650                  285,650
Finished goods on consignment     11,535                   11,535
			                            	________                 ________
			                            	$389,983                 $494,301
		                            		________                 ________
		                            		________                 ________

       		         Management's Discussion and Analysis
	        	 of Financial Condition and Results of Operations

Results of Operations

For Three Months Ended December 31, 1995

Net sales increased by 2% in quarter ended December 31, 1995 over the prior year's same quarter. Net sales for quarter ended December 31, 1995 were $166,882 as compared to $164,131 for quarter ended December 31, 1994. Gross profit for quarter ended Dcember 31, 1995 was 95% of net sales as compared to 60% for quarter ended December 31, 1994. Fluctuations in gross profit margins are primarily attributable to price changes, changes in sales mix by product or distribution channel. Selling, general and and administrative expenses as a percentage of sales decreased from 81% in quarter ended December 31, 1994 to 66% in quarter ended December 31, 1995. Earnings from operations for quarter ended December 31, 1995 was $48,118 as compared with a loss of $(43,213) for quarter ended December 31, 1994. Extraordinary gain on debt restructure for the quarter ended
December 31, 1995 was $912,974 or $.06 per share. Net earnings for quarter ended December 31, 1995 were $961,613 or $.06 per share as compared to a net loss of $(42,237) or $(.00) per share for quarter ended December 31, 1994.

For Six Months Ended December 31, 1995

Net sales increased by 222% in the period ended December 31, 1995 over the prior year's same period. Net sales for the nine month period ended December 31, 1995 were $693,900 as compared with $215,741 for the period ended December 31, 1994. Gross profit for the period ended December 31, 1995 was 80% of net sales as compared to 45% for the period ended December 30, 1994. Fluctuations in gross profit margins are primarily attributable to price changes, changes in sales mix by product or distribution channel. Selling, general and administrative expenses as a percentage of sales decreased from 198% in the period ended December 31, 1994 to 46% in the period ended December 31, 1995 due to an increase in revenues. Earnings from operations for the period ended December 31, 1995 was $239,508 as compared with a loss of $(362,545) for the period ended December 31, 1994. Extraordinary gain on debt restructure for the period ended December 31, 1995 was $912,974 or $.06 per share. Net earnings for the period ended December 31, 1995 were $1,154,010 or $.08 per share as compared with a net loss of $(356,117) for $(.03) per share for the period ended
December 31, 1994.

Liquidity and Capital Resources

The Company's ability to generate cash adequate to meet its needs results primarily from cash flow from operations. Total working capital increased by $553,187 to $956,694 for period ended December 31, 1995 from $403,507 for period ended March 31, 1995. The current ratio increased to 3.9 to 1 as at December 31, 1995 from 3.0 to 1 as at March 31, 1995. Current levels of inventory are adequate to meet at least four times the current level of quarterly sales. There were no significant capital expenditures in the quarter ended December 31, 1995 and none are planned for the next quarter. The Company believes that its current sources of liquidity will be sufficient to meet its needs for the foreseeable future. The Company believes that, if needed, it will be able to obtain additional funds required for future needs.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS IN FORM 8-K

A).  Exhibits.
	None.

B).  Reports on Form 8-K

       No reports on Form 8-K were filed by the Registrant for the nine months ended December 31, 1995.


Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               					 CYBER DIGITAL, INC.



                              					 By: /s/ J.C. Chatpar
					                                  ______________________
					                                  Chairman, Principal
					                                  Financial Officer
DATED:  February 14, 1995