Form 10KSB
period 1996-03-31
CYBER DIGITAL INC
filed 1996-07-22
CIK 721295

==============================================================

                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

(Mark One)

  [ X ]         ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED MARCH 31, 1996

                                   OR

 [    ]            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from            to
                       Commission file number 0-13992

                            CYBER DIGITAL, INC.
                (Name of small business issuer in its charter)


      New York                                       11-2644640
(State or other jurisdiction				                 	(I.R.S. Employer
of incorporation or organization)				             Identification No.)

                400 Oser Avenue, Hauppauge, New York 11788
           (Address of principal executive offices) (Zip Code)

                              (516) 231-1200
                       (Issuer's telephone number)

   Securities registered under  Section 12(b) of the Exchange Act: None

      Securities registered under Section 12(g) of the Exchange Act:

                      Common Stock, $.01 par value
                          (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X      No
    _____      _____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge. In definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Yes   X      No
    ____       _____

This issuer's revenues for its most recent fiscal year are $701,410.

The aggregate market value of the voting stock held by nonaffiliates of the Registrant at March 31, 1996 was $27,127,647 based on a total of 9,864,599 shares held by nonaffiliates and the closing bid price in the Over-the-Counter Market on that date which was $2.75.

The number of shares of stock outstanding at March 31, 1996:
15,110,311 shares of Common Stock, par value $.01 per share.

Documents Incorporated by Reference:  None

      =================================================================

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

The Company

Cyber Digital, Inc. (the "Company") designs, develops, manufactures, markets and services a family of high performance distributed digital switching and networking systems that enable both public telephone exchanges and private network operators to provide cost effective simultaneous communication of voice and data services to a large number of users. The Company's systems are based on its proprietary software technology which permits "modemless" transmission of data between a variety of incompatible and dissimilar end-user equipment, such as computers, printers, work stations and data terminals, over standard telephone lines. To date, the Company has applied its technology primarily to voice-only office systems and, to a lesser extent, office automation -- voice-and-data integrated systems. The Company's systems allow for the connection of telephones and/or data devices up to a distance of one mile from a system's node, which can network geographically dispersed users, such as in large office complexes, hospitals and campus settings. Additionally, by interfacing the Company's systems with existing public carrier networks, users can be connected world-wide. The Company's systems have been designed in response to perceived market opportunities arising out of the proliferation of increasingly sophisticated and relatively low-cost data devices and advances in telecommunications technologies.

The Company has pioneered the concept of utilizing a flexible distributed switching platform designed to support a vast array of voice, data and simultaneous voice and data services for both the domestic and international telecommunications networks. The Company's multi-service and multi-functional switching systems permit telephone operating companies and private telecommunication providers to implement switching services that best fit the subscriber's requirements and applications with price/performance characteristics that the Company believes are competitive with currently available single function monolithic centralized switches. The Company's products are based on its proprietary operting system software which provides high performance, reliability and multi-functionality. Unlike centralized switching systems, the Company's systems are neither labor nor capital intensive but are software intensive. The Company believes that the applications capability and flexibility of its systems are comparatively advantaged over its competitor's products.

The Company's system architecture is software-based and includes compact, universal hardware consisting of modular cabinets, or nodes, each with 512 ports (lines) for voice, data or trunk connections. Systems can be configured to add nodes, upon initial installation or as needed, to increase the number of users in the network. A system's node contains interchangeable printed circuit boards which operate the system and perform the system's various networking capabilities networking internal telephones and data equipment and providing trunk connections to external analog and digital telephone lines, digital microwave, satellite and fiber optic voice and data networks. Data capabilities can be added by incorporating the Company's integrated service terminal ("iST"), a digital telephone containing a microprocessor, which can be programmed to connect a corresponding data device to the system. The Company believes that the broad range of capabilities combined in its systems, including system flexibility in permitting upgrading to continuously increase the number of users and add data capabilities and the ability to achieve end-to-end connectivity between incompatible and dissimilar data devices, provides cost-effective solutions for voice-and-data integrated systems applications.

The Company has sold approximately 75 systems, substantially all of which have been the Cyber Switch Exchange ("CSX"), an integrated voice and data switch which functions as a private network for up to 100,000 users. The Company has developed, but not yet commercialized, the Cyber Local Area Network ("CLAN") and Cyber Hub Controller ("CHUB") office switching products. CLAN is a data-only switch designed to function as a local area network for up to 2,400 data devices. CHUB is designed as an integrated voice and data switch which combines the capabilities of CSX and CLAN systems. The Company has also developed Cyber Rural Exchange ("CRX"), a voice-only switch which functions as a rural telephone exchange to connect widely dispersed subscribers and Cyber Distributed Central Office ("CDCO"), a voice-only switch designed to connect rural exchanges or subscribers in densely populated metropolitan areas. The Company has sold only one CRX system to date and has not yet commercialized its CDCO system.

The Company has sold CSX systems in the People's Republic of China ("China") to Tianchi Telecommunications Corporation ("TTC"), a corporation owned in part by China, and in the United States to federal and state government agencies, primarily for use in voice-only office applications. Federal Telephone System 2000 (the "FTS 2000") program is facilitating the development of an "information highway" connecting federal government offices over a long-distance fiber optic network. The
FTS 2000 is intended to permit end-to-end digital voice, data and video connectivity. The Company has installed five CSX systems, connecting three U.S. naval sites, a U.S. Coast Guard facility and a U.S. Postal Services facility to the FTS 2000 network.
The Company believes that implementation of FTS 2000, the growth in emerging markets and the adoption of telecommunications standards for integrated services digital networks ("ISDN") have created significant opportunities to expand its business.

Unlike in advanced countries, where the existing public voice telephone network consists of monolithic centralized digital switches, the developing countries are seeking an alternative, cost effective approach, such as the Company's distributed digital switching systems. The Company believes that the trend in the telecommunications industry towards distributed switching from monolithic centralzied switching is similar to the trend in the computer industry towards distributed networking personal computers from monolithic centralized mainframe computers.
Similar to the computer industry where personal computing has been bought closer to the users, the Company's distributed switching systems are also being installed closer to groups of subscribers, thereby dramatically reducing the cost of cabling. The Company believes that with its distributed switching system, the public telephone operating companies in the developing countries can rapidly provide telephone services to their customers. It is substantially easier to install small distributed switches than large monolithic centralized switches with its corresponding long cabling infra-structure. The Company believes that its systems are ideally suited for developing countries.

The Company recently commenced marketing CDCO and CRX systems in developing nations. The Company just recently signed a manufacturing licensing contract with the National Telecommunications Company ("NTC") of Egypt, pursuant to which the NTC will assemble the systems in Egypt with parts provided by the Company. In addition, the NTC will market, install, maintain and service the Company's systems in Egypt, Kenya, Tanzania, Uganda, Sudan, Yemen, United Arab Emirates and Qatar. The Company plans to expand its marketing efforts in other foreign countries which have regulatory environments that the Company believes are favorable and which are seeking to upgrade their telecommunication network infrastructure, such as the former Soviet republics, India and China and other countries in Asia, Eastern Europe and Latin America. Consistent with this strategy, the Company may seek to enter into strategic alliance, licensing, joint venture and other similar arrangements with government authorities which typically operate public telephone network.

On July 11, 1996, the Company concluded a private placement of its Series A Preferred Stock and accompanying warrants to accredited institutional investors and received net proceeds of approximately $7.1 million. Such proceeds will be used primarily to fund the working capital requirements, expansion of international sales and marketing activities, continued research and development of wireless digital switching systems, reduction of long-term debt, and modernization of the Company's manufacturing facilities.

The Company was incorporated under the laws of the State of New
York in 1983. The Company's principal executive offices are located at 400 Oser Avenue, Hauppauge, New York 11788, and its telephone number is (516) 231-1200.

                             BUSINESS

The Company designs, develops, manufactures, markets and services a family of high performance distributed digital switching and networking systems that enable both public telephone exchanges and private network operators to provide cost effective simultaneous communication of voice and data services to a large number of users. The Company's systems are based on its proprietary software technology which permits
"modemless" transmission of data between a variety of incompatible and dissimilar end-user equipment, such as computers, printers, work stations and data terminals, over standard telephone lines.
The Company's systems have been designed in response to perceived market opportunities arising out of the proliferation of increasingly sophisticated and relatively low-cost data devices and advances in telecommunications technologies.

Industry Background

In the past, voice communication technologies were developed and managed by large telephone operating companies which were largely insulated from competition. The data communications industry grew independently, and provided the specialized communications link between computers and office systems. In recent years, there has also been a proliferation of office systems consisting of personal computers, work stations, printers and storage devices, which has resulted in the growth of a separate office automation industry. These three industries developed in parallel and took independent approaches to the application of technology.

In the area of voice communications, digital technology enabled telephone companies to improve the quality of voice communication and also provide additional features and services such as call forwarding and conferencing and least-cost-routing for long distance calls by microprocessor-based software control. Such digital technology has been applied to both public exchanges which serve cities, towns and villages and private branch exchanges (or
PBXs) which serve offices and other large organizations. The need for data communications arose largely within the office environments. These needs were met by local area networks
("LANs") which require a different type of cabling and associated equipment. Such LANs are limited to small offices typically having less than a hundred data users.

The numerous productivity enhancing devices and systems which have been introduced into the market by the office automation industry also created a greater need for the accessing, sharing and exchange of information. Traditionally, these products and systems could communicate with one another only if they were made by the same manufacturer. Furthermore, as the number of data users increase, where each user is connected to all other users, a network becomes increasingly complex and less manageable.

As separate data networks became more prevalent, it became apparent that a data network which utilizes the existing telephone cabling would be the most cost effective solution, and also provide greater manageability with an increasing numbers of users. In an effort to facilitate such deployment of integrated voice and data networks (commonly referred to as Integrated Service Digital Networks ("ISDN")), the Consultive Committee on International Telephone and Telegraph ("CCITT") adopted international standards for ISDN in 1987; Bell Communications and Research ("BELLCORE") adopted ISDN standards for the U.S. market in November 1992. It is anticipated that the combined power of ISDN based switches and fiber optic cables will provide the basis for the growth in an array of applications and electronic information services computer-to-computer communications, office systems integration, video-text, video-phone, video-conferencing, electronic mail, informational data bases, multi-media usage and access, all simultaneously with voice transmission capability over the same network.

In technologically advanced countries, extensive public voice telephone networks are already in place. Innovation and change in the form of simultaneous voice and data communications are now taking place in the domain serviced by private networks. Private networks providing new types of services are, therefore, growing at a much faster rate than public voice networks. On the other hand, in the developing world (Eastern Europe, Russia, China, India, and Latin America), there is demand for voice-only public networks to serve individuals and business subscribers in cities, towns and villages. The Company's systems are designed to meet the sophisticated voice/data needs of private networks in the United States, and the basic voice-only needs of public networks in developing countries.

Unlike in advanced countries, where existing public voice telephone consists of monolithic centralized digital switches, the developing countries are seeking alternative, cost effective approach, such as the Company's distributed digital switching systems. The Company believes that the trend in the telecommunications industry towards distributed switching from monolithic centralized switching is similar to the trend in the computer industry towards networking personal computers from monolithic centralized mainframe computers. Similar to the computer industry where personal computing has been bought closer to the users, the Company's distributed switching systems are also being installed closer to groups of subscribers, thereby dramatically reducing the cost of cabling. The Company believes that with its distributed switching system, the public telephone operating companies in the developing countries can rapidly provide telephone services to their customers. It is substantially easier to install small distributed switches than large monolithic centralized switches with its corresponding long cabling infra-structure. The Company believes that its systems are idealy suited for developing countries.

The Company's Systems

System Architecture

The Company's systems consist of software and hardware that combine to permit voice and data transmission over standard telephone lines. The system hardware, which is common to each of the Company's systems, consists primarily of modular cabinets, or nodes, which contain the system's control and interface circuitry and the system operating software. Each node provides for 512 ports, or lines, connections to telephones and data devices within the network and connections to public telephone exchanges. A standard 512 line node measures approximately 2' by 2' by 3'. Nodes can be connected to increase capacity to up to 100,000 lines.

Each node contains slots for the insertion of printed circuit boards, which contain microprocessors which are programmed by the Company to provide the functions required by a particular customer. Two boards, the Main Processor Unit and the Time Switch Unit, comprise the equipment common to all of the system's applications. The node also provides for an additional 30 slots for the insertion of any configuration of four additional types of circuit boards which provide interfacing capabilities through use of standard telephone wire to internal telephones and data equipment and trunk connections to external analog and digital trunk lines, digital microwave systems, satellite systems and fiber optic voice and data networks.

The node also contains a disk drive module which is the center for the system's operating software. The Company has developed software that enables the Company to program its systems to employ a combination of circuit and packet switching technologies to provide for the transmission of voice and data, either separately or simultaneously. The system's various switching and interfacing functions are programmed in the microprocessors contained on the various circuit boards.

The Company's systems can be used with existing analog telephones for voice-only applications. For enhanced voice capabilities and for data capabilities, the Company provides its proprietary digital telephone, the iST. The iST is a telephone that contains a microprocessor and microchip that are programmed to transform voice from analog form to digital form and transmits the digitized voice over standard telephone wire. In addition, the iST in conjunction with the system provides a full range of voice features, including call forwarding, call waiting, least cost routing and conferencing.

The iST, through the programming of the microprocessor and microchip contained in the unit, can also be equipped to provide for data transmission. A data device can be plugged into the iST, which connects the device to the system and permits a user to use the iST to talk while simultaneously transmitting data over the same telephone line. Through format and protocol conversions and packet switching parameters programmed into the iST, the iST permits communication between dissimilar and incompatible devices without the use of modems.

Analog telephones and iSTs can be connected to the system's node by ordinary telephone wire. This permits the system to connect users located within an area of up to one mile from the system's node. The system can interface with existing public lines to connect to the outside world, including other systems located beyond one mile from the system node.

The Company believes that the architecture of its systems possesses the following characteristics:

	* Easily Upgradable - The modularity of the Company's system and the software-based nature of the system permits for system capacity and capabilities to be upgraded or modified on a prompt and cost-effective basis. Nodes can be added to increase the number of available lines. The system operating software and circuit board microprocessors can be reprogrammed to provide system functions required by a particular customer.

	* End-to-End Connectivity and Compatibility with Existing Technologies - The Company's system can be programmed to be compatible with the operating parameters of most existing data communication technologies. The Company's systems allow data devices with incompatible communications parameters to communicate with each other through functions programmed into the iSTs and microprocessors contained in the node circuit boards. The Company believes that its system is the only one available with this capability. In voice applications, the Company's systems can interface with virtually all existing forms of telecommunication exchanges and transmission speeds, and conform to telecommunication standards in effect in the United States and Europe.

	* Distributed Processing - The Company system functions are performed by numerous microprocessors. By distributing the functions in this way, the risk of total system failure as a result of failure in one microprocessor is greatly minimized
This feature also prevents blocking of transmissions by providing multiple routes for transmission completion, thereby allowing more members of a network to use lines simultaneously.

Types of Systems

The Company completed the development of its first technology in 1987, at which time it began marketing its CSX system on a limited basis. The Company has jsut recently developed additional technologies and software that has enabled it to create new systems for various applications, primarily for the developing countries such as the CDCO and CRX. Although the Company has just started to market these new systems, the Company believes that these systems are capable of providing the functions for which they have been designed.

CyberSwitch Exchange
____________________

CyberSwitch Exchange ("CSX") is a digital switching system designed for use as a private network for offices, universities, hospitals and other large organizations. The CSX system employs nodes, each offering 512 ports, which can be used to network up to 100,000 users within one mile from each node. Users are equipped with iSTs which permit communication between data devices. The CSX system enables data device users to communicate with other users without single purpose data links and modems. The system also accommodates traditional analog telephones. The CSX can be designed to provide voice-only applications. The Company has sold approximately 75 CSX systems to date, each of which is operational and the largest of which serves approximately 4,000 users.

Cyber Local Area Network
________________________

The Company has developed but not yet commercialized the Cyber Local Area Network ("CLAN"). CLAN is a data only local area network which, unlike most LANs which cover distances of a few hundred feet at most, can network users up to a distance of approximately one mile. The CLAN can serve even much larger distances, effectively making it a wide area network. The CLAN provides data-only capabilities and consists of a system node and iSTs, without a handset, which serves as a data server unit, transmitting and receiving data. The iST allows a user to exchange data in a manner similar to making a telephone call, pressing a button and keying in the destination for the data to be communicated. A single node CLAN can accommodate up to 240 users, with the ability to upgrade to 2,400 data users.

Cyber Hub
_________

The Company has developed but not yet commercialized the Cyber Hub Controller ("CHUB"). CHUB is an integrated voice and data switch which combines the capabilities of the CLAN and CSX systems to offer total integrated data and voice communications capability in a single, multi-purpose system. CHUB offers digital transmission, switching and networking capabilities, thus enabling voice and data communications both within a local
area and with the outside world.   A single node CHUB is capable
of supporting 512 lines for data, voice or trunk connections. Through its digital networking and transmission capabilities, several nodes can be networked to provide up to 100,000 lines.

Cyber Distributed Central Office
________________________________

The Company has developed but not yet commercialized the Cyber Distributed Central Office ("CDCO") which is designed to provide digital voice communications to subscribers in densely populated urban areas. The CDCO is essentially a digital switch with trunk and tandem exchange capabilities enabling it to connect subscribers served by other exchanges. The CDCO system interfaces with digital telecommunications networks and older analog telephone networks. The CDCO system consists of nodes connected by standard digital links which permit optimization of the network with respect to specific size, required traffic capacity, and desired applications. The modularity derived from the nodal structure of the CDCO provides an economical digital switching exchange from as little as a few hundred lines up to 100,000 lines capacity.

Cyber Rural Exchange
____________________

The Company has developed the Cyber Rural Exchange ("CRX"), which is a specialized version of the CDCO. The Company has sold only one CRX system to date, which is currently serving about 400 users. The CRX is designed to handle the traffic requirements of widely dispersed single-line users, such as users in a small town or rural area.

Sales and Marketing

Customers

To date, the Company has sold approximately 75 systems, substantially all of which have been the CSX. The Company has not commercialized the CLAN, the CHUB or the CDCO and has sold only one CRX. The Company has sold its systems to federal and state government agencies and to TTC in China. The Company has been engaged in limited marketing activities relating to the CSX system due to its limited marketing experience and limited financial, personnel and other resources to undertake extensive marketing activities.

Sales of the Company's systems to federal and local government agencies accounted for approximately 100% and 93% of the Company's revenues in the years ended March 31, 1996 and 1995, respectively. A portion of the Company's government contracts are obtained through a competitive bidding process. The Company has been limited in its ability to bid on larger contracts and to obtain bid and performance bonds due to the Company's current limited capital resources.

The Company just recently signed a manufacturing licening contract with the National Telecommunications Companys ("NTC") of Egypt, pursuant to which the NTC will assemble the sytems in Egypt with parts provided by the Company. In addition, the NTC will market, install maintain and service the Company's systems in Egypt, Kenya, Tanzania, Uganda, Sudan, Yemen, United Arab Emirates and Qatar.

Government Contracts

A portion of the Company's business consists and will continue to consist of sales under United States government contracts. Certain of these contracts are competitive bid contracts, which are awarded after a formal bid and proposal competition among suppliers.

Virtually all of the Company's United States government contracts are fixed price contracts, pursuant to which the Company agrees to provide a system for a fixed price and assumes the risk of cost overruns. The Company has not experienced cost overruns on fixed price contracts.

The Company's United States government contracts generally may be terminated as a result of factors which may not depend on the Company, including termination for the convenience of the customer. In the event of a termination for convenience, the Company would be entitled to reimbursement for its incurred contract costs and to payment of a proportionate share of its fee or profit for the work actually performed.

Competition

The telecommunications and related networking industries are characterized by intense competition. The Company competes with numerous well-established foreign and domestic companies, many of which possess substantially greater financial, marketing, personnel and other resources than the Company and have established reputations for success in the development, sale and service of high-speed digital switching and networking and related products.

Products which perform many of the functions of the Company's systems are readily available from several competitors, including AT&T, Rolm, Intecom, Northern Telecom, Siemens, Fujitsu and NEC, as well as computer networking companies engaged in system integration, such as Novell, Xerox, IBM and Corvus, certain of which dominate the industry and have already established a significant base of their products or achieved significant market penetration in selected geographic areas. These competitors also have the research and development capabilities and financial and technical resources necessary to enable them to respond to technical advances as well as evolving industry requirements and standards.

The Company believes that it competes primarily on the basis of the capabilities of its systems, price, reliability and quality, and ease of installation and use. The Company believes, based on its own research and information available to it from industry sources and from customers, that it offers the only digital switching and networking system that provides end-to-end connectivity between incompatible and dissimilar data devices. In addition, the Company believes that certain features of its system architecture, including the software based nature of the system, the distributed processing system and the compact and modular nature of the system hardware, provide advantages over competitive products which are mostly hardware intensive and employ centralized processing methods which increase the potential for blocking transmissions.

The Company expects that companies which have developed or are developing new technologies or products, as well as other companies which have the expertise which would encourage them to attempt to develop and market competitive products may attempt to develop new products directly competitive with the Company's products. In particular, the Company is aware that Microsoft, a leading software company, is currently developing office system software designed to connect incompatible and dissimilar end-user equipment. According to published reports, however, Microsoft's proposal would require third-party hardware manufacturers to adapt their products to be compatible with Microsoft's software systems. The Company's system can be used with currently available hardware. In addition, Microsoft has announced that its proposed product will not be commercialized for three to four years.

Proprietary Technology

The Company does not hold any patents or copyrights, nor has it filed any patent or copyright applications, relating to its products or software technology. The Company regards its software technology and certain components of its system hardware, including the iSTs, as proprietary and relies for protection upon copyright and trade secret laws and confidentiality agreements with its employees. In addition, the Company requires customers to enter into a license and confidentiality agreement permitting the customer the exclusive use of the system operating software, which is furnished to the customer in object form .

The Company believes that these protections are sufficient to protect the Company's rights as to its systems and software. Despite these protections, however, it is possible that competitors, employees, licensees or others may copy one or more of the Company's products or its technology or obtain information that the Company regards as proprietary. In addition, there can be no assurance that others will not independently develop products or technologies similar to those of the Company, that confidentiality agreements will not be breached or that the Company will have adequate resources to protect its proprietary technology. The Company believes, however, that because of the rapid pace of technological change in the digital switching and networking industries, protection for its systems is less significant than the knowledge, ability and experience of the Company's employees, the frequency of product enhancements and the level of service and support provided by the Company.

In 1987, the Company entered into a Technology License
Agreement with TTC (the "License Agreement") pursuant to which the Company granted to TTC an exclusive, royalty-free, perpetual license to use the Company's technology for the purpose of manufacturing, distributing and selling products in China. In addition, the Company granted TTC a non-exclusive thirty-year license in the licensed technology to manufacture, sell and distribute products in certain foreign countries and states in the United States, and appointed a U.S.-based joint venture partner as a non-exclusive distributor of the Company's products in certain states in the U.S. Under the License Agreement, the Company trained employees of TTC in the use of the licensed technology and delivered certain products to TTC for which the Company was entitled to receive $1,000,000 and 5% ownership of the U.S.- based joint venture partner. To date, the Company has not received such ownership interest and has received only $650,000 from TTC for such training and product. Currently, the Company sells system components to TTC on a purchase order basis from time to time in the ordinary course of business. The Company sells components to TTC only upon the issuance of a letter of credit satisfactory to the Company.

Government Regulation and Industry Standards

The telecommunications and related networking industries in which the Company competes are highly regulated in both the United States and internationally. Imposition of public carrier tariffs and taxation of telecommunications services could materially adversely affect demand for the Company's products. Furthermore, regulation or deregulation of public carrier services by the United States and other governments, including recent proposals to permit local carriers to manufacture switching equipment, may determine the extent to which the Company will be able to enter and penetrate markets in the United States and internationally and may result in significantly increased competition, which would significantly impact the Company's future operating results. In addition, the Company's products must comply with equipment, interface and installation standards promulgated by communications regulatory authorities, including the Federal Communications Commission.

In addition, the Company is required to obtain a license from the Department of Commerce prior to export sales to certain countries. A denial of an export license to the Company would be based upon a policy which likewise affects all other American companies exporting similar products.

Industry standards bodies such as CCITT and BELLCORE have created committees to address the matter of standards within the telecommunications industry. The purpose of such standards is to facilitate the interoperability of products from various vendors and, through standardization, create a competitive environment which is anticipated to result in lower product costs. During the past few years, many new standards have been adopted and more are pending. The International Standards Organization ("ISO"), one of the primary standard setting bodies in the communications industry, has developed a framework for network standard called the Open System Interconnection Reference Model (the "OSI Model"). The OSI Model represents a standard approach by which information can be communicated throughout a network, so that a variety of independently developed computer and communications devices can interoperate. The design of the Company's products incorporates the OSI Model and accommodates most existing and pending ISDN standards, including applicable BELLCORE and CCITT specifications. In most foreign countries, government departments or ministries set industry standards.

Changes in government policies, regulations and interface and installation standards or industry standards imposed by domestic and foreign carriers in the future could require the Company to alter methods of operation, resulting in additional costs, which could have a material adverse effect on the Company.

Production and Supply

The Company engages in manufacturing, software programming, assembly, system testing and quality assurance operations at its facility in Hauppauge, New York. The Company's operations involve the creation of the required system software, the inspection of system components manufactured by third parties, programming of microchips and microprocessors, assembly of the components of the system hardware and quality and testing to certify final performance specification. The Company believes that it has sufficient excess production capacity to satisfy any increased demand for the Company's systems in the foreseeable future.

The Company is dependent on third-party arrangements for the manufacture of all of its component parts incorporated into the Company's systems. The Company purchases its component parts from numerous third-party manufacturers and believes that numerous alternative sources of supply are readily available. The Company currently purchases all of its requirements of specially designed plastic parts for the iST from a single source supplier. The Company believes that alternative sources of supply for such components are available. The Company is substantially dependent on the ability of its suppliers, among other things, to satisfy performance and quality specifications and dedicate sufficient production capacity for plastic parts within scheduled delivery times. The Company does not maintain contracts with any of its suppliers and purchases system
components pursuant to purchase orders placed   from time to
time in the ordinary course of business. Failure or delay by the Company's suppliers in supplying necessary components to the Company would adversely affect the Company's ability to obtain and deliver products on a timely and competitive basis.

The Company's sales cycle for government contracts
generally commences at the time a prospective customer issues a request for a proposal and ends upon execution of a sales contract with that customer and typically ranges from 3 to 12 months. The period from the acceptance of the Company's bid and execution of the sales contract until delivery, installation and acceptance of a system, at which time the Company recognizes revenues, typically ranges from 2 to 18 months. The principal factors affecting delivery and installation time are the configuration and complexity of the system and the availability of third-party hardware components. In addition, the Company generally does not receive cash payment until approximately three to four months after acceptance of a system by a
government agency.   At March 31, 1996, the Company maintained
an inventory of system components of $433,582. Because the Company generally expects to fill orders shortly after receipt, backlog is not expected to be material to the Company's business.

The Company offers a one-year warranty, for sales in the United States, covering operating defects during which period the Company will replace parts and make repairs to the system components at its expense. For sales in China, the Company offers a 100-day warranty. To date, the Company has not incurred any significant warranty expense.

Research and Development

Since its inception, the Company has devoted substantial resources to the design and development of the Company's systems. For the fiscal years ended March 31, 1996 and 1995, the Company expended approximately $41,679 and $86,383 respectively, on research and development. Although the Company's basic systems have been developed, the Company is continually seeking to refine and enhance its systems, including enhancements to comply with emerging regulatory or industry standards or the requirements of a particular customer or country.

The markets for the Company's products are characterized by rapidly changing technology and evolving industry standards, often resulting in product obsolescence or short product lifecycles. Accordingly, the Company's ability to compete will depend in large part on its ability to introduce its products to the marketplace in a timely manner, to continually enhance and improve such products and maintain development capabilities to adapt to technological changes and advances in the communications industry, including insuring continuing compatibility with evolving industry standards. There can be no assurance that the Company will be able to compete successfully, that competitors will not develop technologies or products that render the Company's systems obsolete or less marketable, or that the Company will be able to keep pace with the technological demands of the marketplace or successfully enhance and adapt its products to satisfy industry standards.

Service and Support

The Company believes that service, support and training are important factors in promoting sales and customer satisfaction. Service and support include system planning, site preparation, installation, customer training, and maintenance. The Company typically charges an annual fee for ongoing support services.

Because the Company's system hardware consists of a cabinet with shelves having printed circuit boards inserted into physical slots, a substantial part of repair and maintenance can be accomplished by simply substituting the component in need of repair. In addition, the Company's systems are designed to be accessible by computer from the Company's headquarters, allowing the Company's service personnel to remotely call up, diagnose and otherwise support systems and reducing response time and cost.

In addition, the Company intends to enter agreements with third party service providers to provide customer support on a local basis in foreign markets.

Employees

As of March 31, 1996, the Company had six full time employees, of which one was engaged in marketing and sales activities, one was engaged in research and development and support engineering, two were engaged in production and operations, and two were in administration. None of the Company's employees is represented by a labor union. The
Company considers its employee relations satisfactory.

ITEM 2 - Description of  Property

The Company's executive offices and assembly operations are located in approximately 8,200 square feet of leased space in Hauppauge, New York. The lease expires on March 31, 1998, with a renewal option and an annual rental payment of $51,250. The Company believes that its facility is adequate for its current and reasonably foreseeable future needs. The Company believes that additional physical capacity at its current facility will accommodate expansion, if required.

ITEM 3 - Legal Proceedings

The Company is presently not a party to any material legal proceedings.

On December 22, 1987, the Company filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code. At the time of such filing, the Company was in default of two secured loans - a $1 million loan from the RDC and a $2 million revolving line of credit loan, of which $750,000 was outstanding, from Empire of America, F.S.B. ("Empire"), $1 million of which was guaranteed by the JDA, which subsequently succeeded to Empire's position. On June 20, 1990, the Bankruptcy Court of the Eastern District of New York confirmed the Company's Plan of Reorganization.

ITEM 4 - Submission of Matters to a Vote of Security Holders

None.

                                PART II

ITEM 5 - Market for Common Equity and Related Stockholder Matters

The Company's Common Stock is traded in the over-the-counter market and quoted on the National Association of Securities Dealers' Electronic Bulletin Board (the "Bulletin Board") under the symbol "CYBD" since its initial public offering in 1984. The following table sets forth, for each of the fiscal periods indicated, the high and low bid prices for the Common Stock, as reported on the Bulletin Board. These per share quotations represent inter-dealer prices in the over-the-counter market, do not include retail markups, markdowns or commissions and may not represent actual transactions.

                                              	  Price Per Share
                                                 _______________
                                                	High	       Low
                                                 ____       ____
Fiscal Year Ended March 31, 1996
       	First Quarter		                          $1.43      $0.87
       	Second Quarter		                          1.09       0.68
       	Third Quarter		                           3.50       0.68
       	Fourth Quarter 	                          3.93       2.25

Fiscal Year Ended March 31, 1995
       	First Quarter	                           $1.25      $0.75
       	Second Quarter		                          1.43       0.62
       	Third Quarter                             1.18       0.62
       	Fourth Quarter		                          1.50       0.81

On March 31, 1996, the closing bid price of the Common Stock as reported on the Bulletin Board was $2.75 per share. As of such date, there were approximately 700 holders of record of the Company's Common Stock.

To date, the Company has not paid any dividends on its Common
Stock and does not expect to declare or pay any dividends in the foreseeable future. Instead, the Company intends to retain all earnings for use in the Company's business operations.

ITEM 6 - Management's Discussion and Analysis or Plan of Operation

Overview

The Company was incorporated in April 1983 to develop, manufacture and market high performance software controlled digital switching and networking systems providing simultaneous voice and data communications over standard telephone lines.
Since completion of development of its first technology in 1987, which resulted in the development of CSX, CLAN and CHUB systems for private communications networks, the Company has been engaged in limited marketing activities with respect to CSX systems only and, therefore, generated limited revenues. The
Company has not yet commercialized CLAN and CHUB office switching systems as it is devoting most of its efforts to the marketing of CSX.

As part of the Company's plans to expand its marketing efforts in foreign countries with favorable regulatory environments and which are seeking to upgrade their telecommunications network infrastructure, the Company completed the initial development of CDCO and CRX systems in late fiscal 1994 and continued enhancements of these systems in fiscal 1996. The Company recently singed a manufacturing licensing contract with the NTC of Egypt, pursuant to which the NTC will assemble the systems in Egypt with parts provided by the Company. In addition, the NTC will market, install, maintain and service the Company's systems in Egypt, Tanzania, Uganda, Sudan, Yemen, United Arab Emirates and
Qatar. Consistent with this strategy, the Company may seek to enter into long-term contracts, licensing, joint venture or other similar arrangements with government authorities which typically operate public telephone networks. To date the Company has sold one CRX system and has not yet commercialized its CDCO system.

During the past two years, the Company's revenues have been derived principally from contract awards, which include installation, maintenance and service, solely from system sales to Federal Government agencies. In order to gain rapid penetration of its systems, the Company's strategy is to use a combination of long-term contracts, licening, joint venture and other similar arrangements besides contract awards. To date the Company has been successful in receiving small contract awards based on specific projects from Federal Government agencies. During fiscal 1996 and 1995, the Company was awarded long-term multi-million dollar contracts but could not qualify due to limited cash and working capital resources. The
Company is currently pursuing long-term contracts and joint venture arrangements with certain foreign countries. However, to date the Company has not gained rapid market penetration of its systems and there can be no assurance that it will be able to do so. To the extent the Company enters into long-term contracts and joint venture arrangements, the revenues derived from such arrangements are expected to represent a significant portion of the Company's revenues.

A relatively limited number of customers have historically accounted for a substantial portion of the Company's net sales. Approximately 100% and 93% of the Company's revenues in the years ended March 31, 1996 and 1995, respectively, were derived from contracts with federal government agencies.
Government contracts are subject to certain risks, including delays in funding, lengthy review processes for awarding contracts, non-renewal, delay, termination, reduction or modification of contracts in the event of changes in the government's policies or as a result of budgeting constraints and increased or unexpected costs resulting in losses, any or all of which could have an adverse effect on the Company. The Company believes that it is one of a limited number of companies to have received
GSA certification to sell digital switching equipment to federal government agencies. Failure by the Company to maintain GSA certification for its products or the grant of GSA certification to additional competitors could have an adverse effect on the Company. In addition, as the Company expands its marketing efforts in foreign countries, it may be subject to all risks associated with foreign trade, including shipping delays, increased credit risks, trade restrictions, export duties and tariffs, fluctuations in foreign currency rates and international, political, regulatory and economic developments, any of which could have an adverse effect on the Company.

During fiscal 1996, the Company invested significant research and development, and marketing resources to focus on the completion of CRX and CDCO systems and the initial introduction of these systems to targeted foreign countries such as Egypt, India, Russia and Tajikistan. However, there can be no assurance that the Company will be successful in establishing a reasonable business in such countries.

Results of Operations

Year Ended March 31, 1996, Compared to Year Ended March 31, 1995

Net sales

The Company's net sales for the year ended March 31, 1996, were $701,410, representing an increase of $467,293 or approximately 199% from $234,117 for the year ended March 31, 1995. The increase in net sales was primarily attributable to an increase in sales to Federal Government Agencies. In 1996 the Company experienced diminished bidding activity on small contracts as most bids entailed large contracts or multiyear long-term contracts where the Company was at a disadvantage against large competitors due to its limited working capital.

Gross margin

The Company includes in its cost of sales the materials and labor used, subcontractor costs and overhead incurred in the manufacture of its systems. The Company's gross margin increased from 53% to 89% of net sales from fiscal 1995 to 1996. Fluctuations in gross margins are primarily attributable to inventory changes, material price changes and changes in sales mix by system.

Selling, general and administrative

Selling, general and administrative expenses decreased from $553,591 in fiscal 1995 to $474,924 in fiscal 1996, representing a decrease of $78,667 or approximately 14%. The absolute dollar decreases in selling, general and administrative expenses from fiscal 1995 to fiscal 1996 were principally the result of reduced selling expenses incurred with respect to introductory and exploratory marketing efforts in Egypt, India and Russia. Such efforts have not resulted in any sales to these countries.

Provision for bad debt

Bad debt expense amounted to zero in fiscal 1996 as compared to $156,719 in fiscal 1995.

Research and development

Research and development expenses decreased from $86,383, or 37% of net sales, in fiscal 1995 to $41,679, or 6% of net sales, in fiscal 1996.
These dollar decreases in research and development expenses were primarily due to lesser allocation of personnel. All development costs are expensed in the period incurred. The Company expects to continue to commit reasonable resources to research and development in the future, particularly for certification of CDCO and CRX in foreign countries, and as commercialization of ISDN applications for the CSX continue to be developed in the U.S. and digital voice applications in the developing countries.

Income (loss) from operations or income (loss) before extraordinary item

Income from operations in fiscal 1996 was $61,594 or $.01 per share as compared with a loss in fiscal 1995 of $(743,098) or $(.05) per share.

Extraordinary item

Extraordinary gain on debt restructure in fiscal 1996 was $912,974 or $.06 per share as compared to zero in fiscal 1995.

Net income (loss)

As a result of the foregoing, the net income in fiscal 1996 was $974,568 or $.07 per share as compared to a net loss of $(743,098) or $(.05) per share in fiscal 1995.

Liquidity and Capital Resources

The Company has financed its operations to date through
the sale of its equity securities, long-term debt and cash
generated from operations.  At March 31, 1996 the Company had working capital of $482,069 compared to $403,507 at March 31,
1995.   The current ratio decreased to 1.6 to 1 in fiscal 1996
from 3.1 to 1 in fiscal 1995.  Current levels of inventories are adequate to meet at least four times the fiscal 1996 net sales.
There were no significant capital expenditures in fiscal 1996.

Net cash used in operating activities was $483,303 and $374,726 for fiscal 1996 and 1995 respectively. The increase from fiscal 1995 to 1996 was primarily due to the net income, foregiveness of debt and increase in accounts receivable.

The Company used $2,399 and $25,649 during fiscal 1996 and 1995 respectively, for investing activities. The cash used for investing activities relates primarily to purchases of equipment in fiscal 1996 and 1995.

Net cash provided by (used in) financing activities was $559,841 and $(35,034) for fiscal 1996 and 1995, respectively.
The increase in net cash provided by financing activities from fiscal 1995 to 1996 was principally due to issuance of common stock, and proceeds from debt. The Company made principal payments of long-term debt of $5,219 and $73,034 in fiscal 1996 and 1995, respectively. The payments of long-term debt principally relate to the JDA and RDC in each of the fiscal years during which years both JDA and RDC have agreed to revise the payment terms. For 1996, the Company is obligated to pay to JDA only 5% of the outstanding principal amount of such indebtedness, without interest. As of February 14, 1996, all of the Company's indebtedness to RDC was settled for $100,000 cash and the issuance of warrants to purchase 100,000 shares of Common Stock at $1.00 per share.
As of May 31, 1996, JDA has agreed to settle all of the Company's indebtedness to JDA for a cash settlement of $300,000 made prior to November
20, 1996. On July 11, 1996, the Company concluded a private placement of its Series A Preferred Stock and accompanying warrants to accredited institutional investors and received net proceeds of approximately
$7.1 million. The Company allocated a portion of the net proceeds to repay outstanding indebtedness.

Pursuant to the completion of a private placement on July 11, 1996, resulting in the Company receiving net proceeds of approximately
$7.1 million, the Company's current sources of liquidity has significantly improved, and together with expected cash flow from operations, will be sufficient to meet its needs for the next 24 months.

Impact of Inflation

Inflation has historically not had a material effect on the Company's operations.

New Accounting Pronouncements

Effective April 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for
Income Taxes" ("SFAS No. 109"). SFAS No. 109 requires a change from the deferred method of accounting for income taxes pursuant to Accounting Principles Board Opinion No. 11 to the asset and liability method of accounting for income taxes. This change in accounting did not have any impact on the Company's financial statements.

ITEM 7 - Financial Statements

The Financial Statements of the Company are listed in the "Index to Financial Statements and Schedule" filed as part of this Form 10-KSB.

ITEM 8 - Changes In and Disagreements With Accountants on
Accounting and Financial Disclosure.

None.

                                  PART III

ITEM 9 - Directors,  Executive Officers , Promotors and Control
Persons; Compliance With Section 16(a) of the Exchange Act.

The directors and executive officers of the Company are:

Name				                  	Age          Office
Jawahar C. Chatpar			      47	          Chairman of the Board, President, and
                                        Chief Executive Officer

Jack P. Dorfman				        57	          Director

Dr. Anil K. Agarwal			     53	          Director


Jawahar C. Chatpar is a founder of the Company and has served as Chairman of the Board, Chief Executive Officer and President since March 1991, as Chairman of the Board, Chief Executive
Officer and Secretary from November 1986 until March 1991, and as President and Chief Executive Officer since inception until November 1986. Mr. Chatpar has also served as a director since inception. Mr. Chatpar founded the Company in 1983 as a successor to a Canadian corporation of the same name which he founded in 1982. From 1980 to 1982, Mr. Chatpar was employed by Bayly Engineering Limited, a manufacturer of digital telecommunication systems and a member of A.E.G. Telefunken
Group, as a Manager of Digital Transmission and Fiber Optics
Engineering (research and development).  From 1974 to 1980, Mr.
Chatpar served in various engineering, management and marketing positions with Northern Telecom. He holds an M.S. degree in Electrical Engineering from the University of Waterloo.

Jack P. Dorfman joined the Company as a Director in November
1993. Since 1992, Mr. Dorfman has served as consultant and manager for an independent community pharmacy. From 1990 to 1992, he served as a management consultant for Clark Container, a division of Mark IV Industries, a conglomerate. From 1988 to 1990, he served as Vice President and Treasurer of US
Distribution, a transportation company. Prior to 1988, he owned, managed and operated an independent community pharmacy for over fifteen years.

Anil K. Agarwal, M.D., joined the Company as a Director in
November 1993. Since 1976, Dr. Agarwal has been practicing at the Omaha Orthopedics Clinic and Sports Medicine, Omaha,
Nebraska and at Orthopedic Clinic, Iowa, as an American Board
Certified Orthopedic Surgeon. In addition, he has active appointments with Bergen Mercy Hospital and Jenny Edmundson
Hospital.  From 1977 to 1991, he also taught at the Creighton
University School of Medicine.

ITEM 10 - Executive Compensation

Summary Compensation Table

The following table sets forth information concerning the compensation for services in all capacities for the fiscal years ended March 31, 1996 and March 31, 1995 of those persons who were, at March 31, 1996, the chief executive officer and the most highly compensated executive officer of the Company. No executive officer of the Company received compensation in excess of $100,000 in fiscal years ended March 31, 1996 and March 31, 1995.

                                               Long Term Compensation
   	                                           ______________________
               Annual Compensation(1)       			Awards 		    Payouts
               __________________________________________________________________
Name and       Year   Salary   Bonus   Other   Restricted   Securities    LTIP      All
Principal                              Annual    Stock      Underlying    Payouts   Other
Position                               Compen-  Awards        Options/              Compen-
                                       sation                SARs(#)                sation
___________________________________________________________________________________________
J.C. Chatpar   1996   $80,000  None(2) None      None        None         None      None
Chairman of    1995   $80,000  None    None      None        None         None      None
Board,
President and
Chief Executive
Officer
___________________________________________________________________________________________

(1)	The Company has concluded that the aggregate amount of
    perquisites and other personal benefits paid to each of the executive officers named in the table for the 1996 and 1995 fiscal years did not exceed the lesser of 10% of such officer's total annual salary and bonus for the 1996 and 1995 fiscal years or $50,000; such amounts are not included in the table.

(2)	An employment agreement with Mr. Chatpar provides for an
    annual bonus as described in "Employment Agreements and Insurance." Mr. Chatpar waived his right to receive a bonus for fiscal year 1996.

1983 Stock Option Plan

The Company has adopted a 1983 Stock Option Plan (the "Plan"). The Plan expired in April 1993. Under the terms of the Plan, 1,462,500 shares were reserved for issuance to officers, directors and key employees meeting certain qualifications. Options relating to 559,125 shares have been exercised at prices between $.07 and $1.65 per share. Under the Plan, incentive stock options are granted at 100% of fair market value on the date of grant, and the employee's rights to exercise the options accrued in respect to one-quarter of the shares subject to grant, each year that the employee is employed by the Company. Options granted under the plan automatically expire ten (10) years from the date on which they are granted. Options shall not be granted to any shareholder owning more than 10% of the Company's voting securities unless (i) the option price shall be at least 110% of the fair market value of the shares covered by the option and (ii) the option expires not less than five (5) years from the date it is granted. Payment of the option price shall be at the time of and together with notice of exercise of such option. Based upon their terms of issuance, options relative to 50,000 shares are exercisable in this fiscal year at a price of $.25 per share.

Subject to certain limitations, the employee to whom an option is granted must remain in the continuous employ of the Company at all times during the period beginning on the granting of the option and ending not more than three months before the date the option is exercised. The Plan is administered by the Board of Directors or by a committee of the Board. Eligibility for participation in the Plan is limited to those who in the opinion of the Board are capable of contributing in a substantial measure to the successful performance of the Company.

Option Grants. During fiscal 1996, the Company granted stock option to Mr. J.C. Chatpar to purchase 440,000 shares at $1.00 per share.

The following table sets forth information regarding the exercise of stock options during the last fiscal year by the executive named in the Summary Compensation Table and the fiscal year-end value of unexercised options held by such executive, all of which are presently exercisable:

                                                            Value of
                                            Number of       Unexercised
                                            Unexercised     in-the-Money
              Shares Acquired     Value     Options at      Options at
Name           on Exercise      Realized    March 31, 1996  March 31, 1996(1)
____          _______________   ________    ______________  _________________
J.C. Chatpar 	None 	            N/A 	       480,000         $852,400 (exercisable)
                                            (exercisable)

(1) Based on the closing trade price of $2.75 on March 31, 1996, less the applicable exercise price.

Compensation of Directors

The directors of the Company are paid $250 per Board meeting. In addition, the Company currently reimburses each director for expenses incurred in connection with his or her attendance at each meeting of the Board of Directors or a committee on which he or she serves.

Employment Agreements and Insurance

The Company has entered into an employment agreement with Mr. J.C. Chatpar for a three-year term commencing on March 1, 1992. Such three-year term shall be automatically extended for another three-year term commencing on the third anniversary date of the current term. The Board, however, has the authority to terminate such extension either based upon cause or without cause. "Cause" is defined as proven material dishonesty, fraud or physical disability preventing performance of Mr. Chatpar's duties for a continuous period of 180 days. Mr. Chatpar is entitled to receive a salary of $80,000 per annum. In recognition of the complex scientific and technical leadership which Mr. Chatpar brings to the Company, the Company has also agreed that its Board of Directors may raise his salary during the three-year term as soon as the financial resources of the Company and other business conditions permit. In such event Mr. Chatpar's salary shall be at a level comparable to that of chief executive officers of other comparable technology-driven publicly held companies.

In addition, to his base salary, Mr. Chatpar shall be entitled to receive a bonus based upon the following formula: (a) 1% of gross revenues for each fiscal year in excess of $3 million provided, however, that the Company shall be profitable, (b) plus 5% of net income after deduction of the bonus provided for in (a) above, and (c) plus 10% of the increase in net income over that of the prior fiscal year after deduction of the bonus provided for in (a) above. In the event of a termination of Mr. Chatpar's employment without cause prior to February 28, 1998, Mr. Chatpar shall receive an amount equal to 5% of gross revenues earned by the Company each month beginning on the date of termination and continuing for a period of five years.

The Company does not have employment contracts with any other officer or director. The Company currently maintains a $1,000,000 term life insurance policy on the life of J.C. Chatpar with benefits payable to the Company. The Company offers basic health, major medical and life insurance to its employees. No retirement, pension or similar program has been adopted by the Company.

1993 Stock Option Plan

On November 5, 1993, the Company's Board of Directors adopted the Company's 1993 Stock Incentive Plan (the "1993 Plan"). The purpose of the 1993 Plan is to provide the recipients of awards thereunder with an incentive (i) to enter into and remain in the service of the Company, (ii) to enhance the long-term performance of the Company, and (iii) to acquire or increase a proprietary interest in the success of the Company. The 1993 Plan is a successor to the Company's 1983 Stock Option Plan. The total number of shares of Common Stock of the Company, par value $.01, which may be issued pursuant to the 1993 Plan shall not exceed 853,375, subject to adjustment in the event of a stock split or similar action. Such shares may be authorized but unissued Common Stock or authorized and issued Common Stock held in the Company's treasury or acquired by the Company for the purposes of the 1993 Plan.

Pursuant to the 1993 Plan, incentive stock options, nonqualified stock options, restricted stock and stock appreciation rights may be granted to such officers, directors, and employees of the Company, and to such consultants to the Company and such other persons or entities, as the Stock Option Committee of the Board of Directors (the "Committee") shall select. All incentive stock options ("ISOS"), which may be granted only to employees and which provide certain tax advantages to the optionee, must have an exercise price of at least 100 percent of the fair market value of a share of Common Stock on the date the option is granted. No ISOS will be exercisable more than 10 years after the date of grant. ISOS granted to ten percent shareholders must have an exercise price of at least 110 percent of fair market value and may not be exercisable after the expiration of five years from grant. The exercise price and the term of nonqualified stock options ("NQSOs") are determined by the Committee at the time of grant. The exercise price of any option may be paid in cash or by surrender of shares of Common Stock already owned by the optionee, valued at fair market value at time of surrender. If the optionee is an employee of the Company, he may pay the exercise price by delivery of a promissory note, the terms of which are set by the Committee. The Committee may allow other methods of payment in its discretion.

Stock appreciation rights ("SARs") may be granted independently or in connection with all or any part of any option granted under the 1993 Plan, either at the time of grant of the option
or at any time thereafter.   The holder of an SAR has the right
to receive from the Company, in cash or in shares as the committee shall determine, an amount equal to the excess of the fair market value of the shares covered by the SAR at the date of exercise over the exercise price set at the date of grant of the SAR. At the request of the holder of an option, the committee may in its discretion substitute, for the exercise of the option, compensation (in cash or in shares) in an amount equal to or less than the excess of the fair market value of the shares covered by the option at the request date over the exercise price set at the grant of the option. Options and SARs may not be transferred during the lifetime of a holder. Options and SARs may be exercised for up to three months (one year in the case of death or disability) after the termination of the grantee's association with the Company, except that options and SARs expire immediately upon a termination for cause.

A restricted stock award, entitling the recipient to acquire shares of Common Stock for a purchase price at least equal to par value, may be granted to such persons and in such amounts and subject to such terms and conditions as the Committee may determine. Shares of restricted stock may not be sold, assigned, transferred, pledged or otherwise encumbered or disposed of except as specified in the 1993 Plan or the written agreement governing the grant (a "Plan Agreement"). The Committee, at the time of grant, will specify the date or dates on which the nontransferability of the restricted stock shall lapse. During the 120 days following the termination of the grantee's employment for any reason, the Company has the right to require the return of any shares to which restrictions on transferability apply, in exchange for which the Company shall repay to the grantee any amount paid by the grantee for such shares.

Unless sooner terminated by the Board, the provisions of the 1993 Plan regarding the grant of ISOS shall terminate on the tenth anniversary of the adoption of the 1993 Plan by the Board. No ISOS shall thereafter be granted under the Plan, but all ISOS granted theretofore shall remain in effect in accordance with their terms.

Whenever cash is paid pursuant to an award under the 1993 Plan, the Company is entitled to deduct therefrom an amount sufficient in its opinion to satisfy all federal, state and other governmental tax withholdings related to such payment. Whenever shares of Common Stock are delivered pursuant to an award under the 1993 Plan, the Company is entitled to require as a condition of delivery that the grantee remit to the Company an amount sufficient in the opinion of the Company to satisfy all federal, state and other governmental tax withholding requirements related thereto. With the approval of the Committee, which it shall have sole discretion to grant, the grantee may satisfy the foregoing condition by electing to have the Company withhold from delivery shares having a value equal to the amount of tax to be withheld. Such shares shall be valued at their fair market value as of the date on which the amount of tax to be withheld is determined.

To date, no options have been granted under the 1993 Plan.

ITEM 11 - Security Ownership of Certain Beneficial Owners and
Management

The following table sets forth the number of shares of Common Stock of the Company owned beneficially, as of March 31, 1995, by (i) each person owning more than 5% of the outstanding Shares of the Company, (ii) each director of the Company, and (iii) by all directors and officers individually and as a group:

Names and Addresses      Amount and Nature of      Percentage of Outstanding
of Beneficial Owners 	   Beneficial Ownership      Shares of Common Stock
____________________     ____________________      _________________________
J.C. Chatpar(1)          5,205,712                         34.5
400 Oser Avenue,
Hauppauge, New York 11788

Dr. Anil Agarwal(2)        630,000                          4.2
804 Meadow Drive
Omaha, NE  68152

Jack P. Dorfman(3)         160,000                          1.0
21 Rosewood Drive
Williamsville, NY 14221

All Directors and Officers
as a group:  (3) persons
                         5,995,712                         39.7

(1)	Does not include 476,000 shares owned by Sylvie Chatpar, his wife, and 175,000 shares owned by certain other relatives, as to which shares beneficial ownership is disclaimed. Includes 480,000 shares as to which Mr. Chatpar holds a non-qualified option, which is exercisable at any time.

(2)	Includes 230,000 shares as to which Dr. Agarwal holds a
    non-qualified option which is exercisable at any time.

(3) Includes 40,000 shares as to which Mr. Dorfman holds a non-qualified option which is exercisable at any time. Does not include 360,000 shares owned by his wife, Sandra Dorfman, as to which beneficial ownership is disclaimed.

ITEM 12 - Certain Relationships and Related Transactions

In December 1993, the Company issued an aggregate of 817,200 shares of its Common Stock in a private placement at a price of $1.00 per share. One of the investors, Dr. Anil Agarwal, who purchased 400,000 shares of Common Stock, is a director of the Company. In August 1995, Dr. Anil Agarwal was granted warrants to purchase 100,000 shares at $1.50 per share pursuant to a loan agreement.

In fiscal 1996, the Company issued to Dr. Anil Agarwal, J.C. Chatpar and Jack P. Dorfman, directors of the Company, non-qualified stock options to purchase 20,000; 440,000; and 30,000 shares of common stock of the Company at an exercise price of $1.00 per share respectively.

                             PART IV

ITEM 13 - Exhibits and Reports on Form 8-K

(a) (1) The Registrant's financial statements together with a separate table of contents are annexed hereto.

    (2) Financial Statement Schedules are listed in the separate table of contents annexed hereto.

(b) No reports on Form 8-K were filed for the three months ended March 31, 1996.

(c)        Exhibits:  See Index to Exhibits.

(d) Financial Statement Schedules: The response to this portion of ITEM 13 is submitted as a separate section of this report.

                           Index to Exhibits

Exhibit Number                    Description
______________                    ___________

3(a)         	Company's Certificate of Incorporation, as
              amended.

3(a)(i)      	Company's Amended and Restated Certificate of
              Incorporation.

3(b)         	Company's By-Laws, as amended (incorporated herein
              by reference to Exhibit 3(c) to the Company's Registration Statement No. 2-87696-NY on Form S-18 ("Registration Statement No. 1")).

10(a)        	1993 Stock Incentive Plan.

10(b)        	Employment Agreement with J.C. Chatpar.

11          		Statement regarding Computation of Loss Per Share.



                            SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Act of 1934, the Registration has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        CYBER DIGITAL, INC.


                                        By: /s/   J.C. Chatpar
                                            __________________
                                            J.C. Chatpar, President


                                        By: /s/   Jack P. Dorfman
                                            _____________________
                                            Jack P. Dorfman, Secretary

Dated:  July 15, 1996

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

       Name                  Title

/s/   J.C. Chatpar           Chairman and President
__________________
      J.C. Chatpar

/s/  Jack P. Dorfman         Secretary and Director
____________________
     Jack P. Dorfman

Dated: July 15, 1995

                        TABLE OF CONTENTS
                                                          Page No.
                                                          ________
Report of Independent Certified Public Accountants. . .    F-1 - F-2

Financial Statements

  Balance Sheets. . . . . . . . . . . . . . . . . . . .         F-3

  Statements of Operations. . . . . . . . . . . . . . .         F-4

  Statements of Changes in Shareholders' Equity (Deficit). .    F-5

  Statements of Cash Flows. . . . . . . . . . . . . . . .       F-6

  Notes to Financial Statements . . . .. . . . . . . . . .  F-7 - F-17

  Schedule VIII - Valuation and Qualifying Accounts. . . .      F-18

     All other schedules have been omitted because they are not required, not applicable, or the information has otherwise been supplied.

           REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders
Cyber Digital, Inc.
Hauppauge, New York

We have audited the accompanying balances sheet of Cyber Digital, Inc. as of March 31, 1996 and 1995, and the related statements of operations, shareholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

Except as discussed in the following paragraphs, we conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

We were unable to confirm accounts receivable from sales aggregating $611,928 at March 31, 1996, and were unable to satisfy ourselves about such accounts receivable through alternative procedures.

Because we were not engaged as auditors until after March 31, 1994, we were not present to observe the physical inventory taken at that date, and we have not satisfied ourselves by means of other auditing procedures about inventory quantities. Also, in accordance with the terms of our engagement, we have not applied audit procedures necessary to satisfy ourselves about the classifications and amounts comprising the balance sheet at March 31, 1994. The amount of the inventory at March 31, 1994, and other significant aspects of the balance sheet at that date, including classifications and amounts, materially affect the determination of the results of operations and cash flows for the year ended March 31, 1995. Accordingly, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion on the accompanying statements of operations, shareholders' deficit, and cash flows for the year ended March 31, 1995, or on the consistency of application of accounting principles with the preceding year.

In our opinion, except for the effects of such adjustments, if any, as might have been determined to be necessary had we been able to the accounts receivable referred to in the third paragraph, the accompanying balance sheets referred to in the first paragraph presents fairly, in all material respects, the financial position of Cyber Digital, Inc. as of March 31, 1996 and the results of its operations and its cash flows for the year then ended and the financial position as of March 31, 1995, in conformity with generally accepted accounting principles.

We have also audited Schedule VIII of Cyber Digital, Inc. for the year ended March 31, 1996. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.


/s/  Albrecht, Viggiano, Zureck and Company, P.C.

Hauppauge, New York
July 15, 1996

                          CYBER DIGITAL, INC.
                           BALANC SHEETS
                          March 31, 1996 and 1995

                                          1996               1995
                                          __________         __________
ASSETS
Current Assets
	Cash and cash equivalents  	             $ 	156,027       		$ 	 81,888
	Accounts receivable                         684,875             16,432
	Inventories  		                             433,582            494,301
	Prepaid and other                             4,007              4,779
                                          __________         __________
    Total Current Assets 	                 1,278,491            597,400

Property and Equipment, net 	 	               30,691             32,756

Other Assets
	Deferred financing costs, net of
  accumulated amortization of $150,483
  and $140,328 at March 31, 1996 and 1995,
  respectively 	                               	 -0-             10,155
 Other  		                                    10,680             64,041
                                           _________         __________
                                          $1,319,862         $  704,352
                                          ==========         ==========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities
	Accounts payable and accrued expenses    $   48,385         $   37,899
	Current maturities of long-term debt 		     748,037            155,994
                                          __________         __________
	     Total Current Liabilities 	            796,422            193,893

Long-Term Debt, less current maturities 	    148,997          1,554,089
                                          __________         __________
                                             945,419          1,747,982
                                          __________         __________

Commitments and Contingencies

Shareholders' Equity (Deficit)
  Preferred Stock - $.05 par value;
  authorized, 10,000,000 shares;
  issued and outstanding, none
Common Stock - $.01 par value; authorized,
  30,000,000 shares; issued and outstanding,
  15,110,311 shares and 13,752,801 shares
  at March 31, 1996 and 1995, respectively   	151,103 		       137,528
Additional paid-in capital                  6,253,146        5,801,661
Accumulated deficit                        (6,029,806)      (6,982,819)
                                            _________        _________
                                              374,443       (1,043,630)
                                            _________        _________
                                  							  $1,319,862     		$  704,352
                                           ==========       ==========

   See independent auditors' report and notes to financial statements
                              F-3

                           CYBER DIGITAL, INC.
                        STATEMENTS OF OPERATIONS
                     Years ended March 31, 1996 and 1995

                          	              		    1996	            1995
                                            __________       __________
Net Sales  		                               $ 	701,410     		$ 	234,117

Cost of Sales                               			 76,236          111,013
                                            __________       __________

Gross Profit 		                                625,174          123,104
                                            __________       __________

Operating Expenses

	Selling, general and
  administrative expenses 	                    474,924          553,591
 Provision for bad debt 		                         -0-          156,719
 Research and development		                     41,679           86,383
 Other Expense                                  43,551           69,080
                                             _________        _________

                Total Operating Expenses 	     560,154          865,773
                                            __________        _________

                Income (Loss) before
                Income taxes and extraordinary
                item                            65,020        (742,669)

Provision for taxes                              3,426             429
                                            __________        ________
                Income (Loss) before
                extraordinary item          $  61,594        $(743,098)
                                            _________        _________

Extraordinary item (less applicable
 income taxes)                                912,974              -0-
                                            _________        _________

                Net Income 	                $ 974,568        $(743,098)
                                            =========        =========
Earnings per share calculations

Income (loss) before extraordinary item
per common and common equivalent share      $     .01        $    (.05)

Extraording item                                  .06              -0-
                                            _________        _________
Net Income                                  $     .07        $    (.05)
                                            =========        =========

Weighted average number of
common shares outstanding                		14,570,469        13,652,585
                                           ==========        ==========

      See independent auditors' report and notes to financial statements

                                  CYBER DIGITAL, INC.
                 STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                           Year Ended March 31, 1996 and 1995

	               																  					Additional 			Accu-
		              Common Stock 	 	 	    		Paid-In 	 		 mulated
	               Shares 			  Amount 	  		Capital 	  		Deficit 			Total

Balance at
March 31, 1994 	13,615,801  $ 136,158  $5,765,031  $(6,239,721)  $   (338,532)  12,738,601 		$ 	127,386 	 	$

Exercise of
stock options 	    117,000      1,170       6,830                       8,000

Sale of
common stock       20,000         200   		 29,800                      30,000


Net loss 		 			 	 		 	                                (743,098) 	   	(743,098)

		 			 			 	 	 	 _________   ________   __________  __________   ____________

Balance at
March 31, 1995  13,752,801   		137,528   5,801,661   (6,982,819)   (1,043,630)

Exercise of
stock options 		 1,357,510      13,575     451,485                    465,060

Prior Period
adjustment                                              (21,555)      (21,555)

Net Income                                              974,568       974,568
               ___________   _________  __________   __________    __________

Balance at
March 31, 1996 	15,110,311   $ 151,103  $6,253,146 		$(6,029,806)  $  374,443
                ==========   =========  ==========   ===========   ==========

    See independent auditors' report and notes to financial statements

                           CYBER DIGITAL, INC.
                       STATEMENTS OF CASH FLOWS
                  Years Ended March 31, 1996 and 1995

                                                   1996           1995
                                                _________       ________

Cash Flows from Operating Activities
 Net income (loss)                              $  974,568      $ (743,098)
Adjustments to reconcile net earnings (loss) to
  net cash provided by (used in) operating activites:
 Depreciation                                        9,608         		6,510
 Amortization 		                                    10,155          15,048
 Forgiveness of debt                              (912,974)            -0-
 (Increase) decrease in operating assets:
   Accounts receivable                            (668,443)      		219,855
   Inventories 	                                    60,719         	69,317
   Other assets 	                                   54,133         	68,476
 Increase (decrease) in operating liabilities:
   Accounts payable, accrued expenses, and taxes   (11,069)      		(10,834)
                                                __________      __________

							 Net Cash Used in Operating Activities  	 	(483,303)       (374,726)
                                                __________      __________

Cash Flows from Investing Activities
	Purchase of equipment                              (2,399)       	(25,649)
                                                __________       _________

							  Net Cash Used in Investing Activities 	    (2,399)       	(25,649)
                                                __________       _________

Cash Flows from Financing Activities
	Issuance of common stock 	                        465,060         	38,000
	Payments of long-term debt 		                      (5,219)        (73,034)
 Proceeds from long-term debt                      100,000             -0-
                                                 _________       _________
	  Net cash Provided (Used in) by
    Financing Activities 	                         559,841         (35,034)
                                                 _________       _________

  Net Increase (Decrease)in Cash and
   Cash Equivalents                                 74,139        (435,409)

Cash and Cash Equivalents at Beginning of Period    81,888         517,297
                                                 _________       _________

Cash and Cash Equivalents at End of Period       $ 156,027     		$ 	81,888
                                                 =========       =========

Supplemental Disclosures of Cash Flow Information:
	Cash paid during the period for:
	  Income taxes 	                                $    	421     		$    	429
	  Interest                                          4,606           		386

Supplemental Schedule of Non Cash Investing
 and Financing Activities:
  Issuance of common stock in exchange for
   consulting services                           $  51,700       $     -0-
                                                 =========       =========
  Issuance of common stock in exchange for
   legal services                                $  20,000       $     -0-
                                                 =========       =========

         See independent auditors' report and notes to financial statements

                              CYBER DIGITAL, INC.
                        NOTES TO FINANCIAL STATEMENTS
                          March 31, 1996 and 1995


Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business
_______________________

Cyber Digital, Inc. (the "Company") is a New York corporation that designs, develops, manufactures and markets digital switching and networking systems that enable simultaneous communication of voice and data to a large number of users. The Company's systems are based on its propriety software technology which permits "modemless" transmission of data between a variety of incompatible and dissimilar end-user equipment, such as personal computers, printers, work stations and data terminals, over standard telephone lines.

Operating and Financing Matters
_______________________________

Since inception, the Company has devoted substantial resources to the design and development of the Company's systems. As such, the Company has not achieved revenue growth and has incurred operating losses. At March 31, 1996, the Company had an accumulated deficit of $6,029,806 and shareholders' equity of$ 374,443. The increase in equity from March 31, 1995 to March 31, 1996 is due mainly to the recognition of an extraordinary gain on the forgiveness of debt as more fully described in Note 9. The Company had working capital of $482,069 at March 31, 1996 relating largely to inventory. The Company historically has sufficient cash flow generated mainly from the issuance of debt and equity securities and funding from state and local agencies as discussed in Note 5 and Note 10.

Estimates
_________

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments
___________________________________

The Company has a number of financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at March 31, 1996, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts of have been determined by the Company using available market information and the appropriate valuation methodologies. Considerable judgment is necessarily required in the interpreting market data to develop the estiamtes of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

                 See independent auditor's report

                          CYBER DIGITAL, INC.
                     NOTES TO FINANCIAL STATEMENTS
                       March 31, 1996 and 1995


Note 1 - Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents
_________________________

The Company considers highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable
___________________

Accounts receivable are considered fully collectible and are presented net of a zero allowance for doubtful accounts.

Inventories
___________

The Company uses a cost system which approximates the first-in, first-out method. Inventories are valued at the lower of cost or market.

Property and Equipment
______________________

Property and equipment are stated at cost, less accumulated depreciation. Depreciation and amortization are computed by the straight-line method over their estimated useful lives
(generally 5 to 7 years).

Deferred Financing Costs
________________________

Deferred financing costs consisting of loan origination fees, legal, accounting and other fees associated with obtaining loans from the Buffalo and Erie County Regional Development
Corporation ("RDC") and the New York State Job Development
Agency ("JDA"), have been capitalized and are being amortized on a straight-line basis over the original term of the related credit agreements. The amortization of deferred financing costs was $10,155 and $15,048 for the years ended March 31, 1996 and 1995.

Revenue Recognition
___________________

The Company recognizes product system sales upon shipment and acceptance by the customer. Component part and software sales are recognized upon shipment to the customer.

Income Taxes
____________

Income taxes are provided for the tax effects of transactions reported in the financial statements and consists of taxes currently due plus deferred taxes related primarily to differences between the bases of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

                     See independent auditors' report.

                           CYBER DIGITAL, INC.
                     NOTES TO FINANCIAL STATEMENTS
                         March 31, 1996 and 1995

Note 1 - Summary of Significant Accounting Policies (continued)

Income Taxes (continued)
____________

Deferred taxes also are recognized for operating losses that are available to offset future federal income taxes. The Company accounts for investment tax credits using the flow-through method, and thus reduces income tax expense in the year the related assets are placed in service.

Research and Development Costs
______________________________

Research and development costs are charged to expense when incurred.

Warranty Expense
________________

The Company records warranty expense as incurred and does not make a provision as shipments are made. Such expense is not significant.

Earnings (Loss) Per Share
_________________________

The computation of earnings per common and common equivalent share is based upon the weighted average number of common shares outstanding during the period plus (in periods in which they have a dilutive effect) the effect of common shares contingently issuable from stock options.

Prior Period Adjustment
_______________________

During the current year it was discovered that there was an error in calculation of the New York State alternative minimum taxes due for the fiscal years ended March 31, 1993 and 1992. The following schedule outlines the effect on each of the years:

March 31, 1993                             $10,998
March 31, 1992                              10,557
                                           _______
Total Prior Period Adjustment              $21,555
                                           =======

These errors have no effect on Net Income (Loss) for the fiscal years ended March 31, 1996 or 1995.

Reclassifications
_________________

Certain amounts in the 1995 financial statements have been reclassified to conform with the 1996 presentation.

                    See independent auditors' report.

                            CYBER DIGITAL, INC.
                        NOTES TO FINANCIAL STATEMENTS
                          March 31, 1996 and 1995

Note 2 - Accounts Receivable

Pursuant to a federal government agency contract that was termianted at the convenience of the government, the Company was requested by the government to bill the government for actual costs incurred plus a reasonable mark-up up for profit. Such contract billings to the government, in accordance with the Federal Acquisition Regulations and directions provided by the Company by the government, amount to in excess of $1.1 million. However, the management of the Company has conservatively recorded in its books the contract amount of $611,928. Due to recent budget constraints, the government has been slow in making payments but the Company expects to receive the entire $611,928.

Note 3 - Inventories

Inventories consist of:

                            	 	March 31
                        ________________________
                           1996 	        1995
                        _________      _________
Raw Materials 	         $ 276,593 	   $ 285,650
Work-in-process 	          33,123 	 	    33,701
Finished goods 	          123,866 	 	   174,950
                        _________	 	 	_________

                        $ 433,582 	 	 $ 494,301
                        =========     =========

Note 4 - Property and Equipment

Major classes of property and equipment consist of the following:

                             	   	March 31
                           ______________________
                       	 	   1996 	     	  1995
                           _________    _________
 	Machinery and equipment 	$ 625,060 	 	$ 617,517
 	Furniture and fixtures 	    53,988       53,988
                           _________    _________
 	 	                         679,048      671,505
 	Less:  Accumulated
        depreciation         648,357      638,749
                           ---------    ---------
                           $  30,691    $  32,756
                           =========    =========

Note 5 - Other Assets

Other assets consist of up-front costs in connection with a private placement, security deposits, and cash surrender value on officers' life insurance.

                         See independent auditors' report

                           CYBER DIGITAL, INC.
                     NOTES TO FINANCIAL STATEMENTS
                      March 31, 1996 and 1995

Note 6 - Long-Term Debt

The Company's Plan of Reorganization was confirmed by the United
States Bankruptcy Court for the Eastern District of New York in
June 1990. Pursuant to the Plan, the Company is required to repay an aggregate of $1,102,557 and $788,032 of principal to the Buffalo and Erie County Regional Development Corporation and the New York State Job Development Agency, respectively, as well as the unsecured creditors, as follows:

                               									               March 31
                                                  ________________________
                                                      1996        1995
                                                  _________    __________
BUFFALO AND ERIE REGIONAL
DEVELOPMENT CORPORATION ("RDC")

Collateralized by substantially all of
the Company's assets, including its
software technology; payable in accordance
with the Company's Plan of Reorganization
(as noted above) at 5% of the outstanding
principal during the first year increasing
to 10% during the second year, 15% in each
of the third, fourth and fifth years, and
20% thereafter until maturity, without interest.
Interest will be applied to the outstanding
principal balance at a rate of 5% per
annum in any fiscal year in which the
Company's net income exceeds $2,000,000.
The RDC has agreed to revise the payment
terms to 2.5% per annum for months
which fall within the calendar year 1995
and 20% for months which fall within
calendar year 1996.	                           				$  100,000    $1,012,974

NEW YORK STATE JOB DEVELOPMENT AGENCY ("JDA")

Collateralized by substantially all of the
Company's assets, including its software
technology; payable in accordance with the Company's
Plan ofReorganization (as noted above) at 5%
of the outstanding principal during the first
year increasing to 10% during the second year, 15%
in each of the third, fourth and fifth years,
and 20% thereafter until maturity, without interest.
Interest will be applied to the outstanding
principal balance at a rate of 5% per annum
in any fiscal year in which the Company's net
income exceeds $2,000,000.  The JDA has agreed
to revise the payment terms to 5% per annum
for months which fall within the calendar
year 1995 and 20% for months which fall within
calendar year 1996.							                            591,756     591,756

DR. ANIL K. AGARWAL
Collateralized by substantially off the of
Company's assets, including its software
technology.  This loan is due and payable in
full four (4) years from the date of
issurance.  Interest will be applied to the
outstanding balance at a rate of 15% per
annum                                                 100,000        -0-

LOAN PAYABLE - BANK OF SMITHOWN
Secured by an transportation equipment
payable over sixty months at $158 per month
including interest at 8.4%; final payment
due in April 1997.                                      5,144        -0-

UNSECURED CREDITORS
Pursuant to the reorganization plan, the
unsecured creditors have selected either of
the following two options:  Option I - unsecured
creditors will receive 100% of their
allowed claims commencing July 1990, paid
quarterly withoutinterest over a seven year
period as follows:  year 1 - 5%, year 2 - 10%,
years 3 - 5 - 15% and years 6 and 7 - 20%;
Option II- unsecured creditors will receive
5% of their allowed claim in July 1990 and
20% of said claim on the anniversary
of the first payment, without interest,
in full and complete satisfaction of said
claim.                                                100,134        105,353
                                                   __________     __________
                                                      897,034      1,710,083
  Less:  Current maturities							                    748,037        155,994
                                                   __________     __________
                                                   $  148,997 				$1,554,089
                                                   ==========     ==========

                             See independent auditors' report

                            CYBER DIGITAL, INC.
                        NOTES TO FINANCIAL STATEMENTS
                        March 31, 1996 and 1995


Note 6 - Long-Term Debt (continued)

Maturities of long-term debt are as follows:

			Years ending March 31, 1997   			$ 748,037
                          1998         48,997
                          1999            -0-
                          2000        100,000
                                    _________
                                    $ 897,034
                                    =========

This schedule assumes that the original restructured repayment terms will be in effect on any remaining unpaid balances will be repaid in fiscal year ending March 31, 1998.

In accordance with the confirmed Plan of Reorganization, the secured creditors agreed to share the respective lien interests in the collateral with future lenders, if any, on a pari passu basis.

In the event of a default by the Company on its repayment obligations, the RDC and the JDA could declare the Company's indebtedness to be due and currently payable and foreclose on the Company's assets used to secure such debts.

Note 7 - Stock Option Plans

The Company adopted a 1983 Stock Option Plan which expired in accordance with its terms in April 1993. Under the terms of the Plan, 1,462,500 shares were reserved for issuance to officers, directors and key employees meeting certain qualifications. Under the Plan, incentive stock options are granted at 100% of fair market value on the date of grant, and the employee's rights to exercise the options accrued in respect to one-quarter of the shares subject to grant each year that the employee is employed by the Company. Options granted under the plan automatically expire ten years from the date on which they are granted. Options will not be granted to any stockholder owning more than 10% of the Company's voting securities unless the option price is at least 110% of the fair market value of the shares covered by the option and will expire not less than five
years from the date it is granted.   With exercise price
$.25 per share, 50,000 shares are exercisable at March 31, 1996. Incentive stock options relative to 125,000 shares were exercised at a price of $.07 per share during fiscal year ended March 31, 1996.

The Company's Board of Directors adopted, on November 5, 1993, a 1993 Stock Incentive Plan (the "1993 Plan"). The 1993 Plan is a successor to the Company's 1983 Incentive Stock Option Plan as amended, which has expired. The total number of shares of common stock of the Company, which may be issued pursuant to the 1993 Plan, shall not exceed 853,375, subject to adjustment in the event of a stock split or similar action.

                      See independent auditors' report

                        CYBER DIGITAL, INC.
                   NOTES TO FINANCIAL STATEMENTS
                    March 31, 1996 and 1995

Pursuant to the 1993 Plan, incentive stock options, nonqualified stock options, restricted stock and stock appreciation rights may be granted to such officers, directors, and employees of the Company, and to such consultants to the Company and such other persons or entities, as the Stock Option Committee of the Board of Directors (the "Committee") shall select. All incentive stock options ("ISO"), which may be granted only to employees and which provide certain tax advantages to the optionee, must have an exercise price of at least 100 percent of the fair market value of a share of common stock on the date the option is granted.
No ISOs will be exercisable more than 10 years after the date of grant. ISOs granted to ten percent shareholders must have an exercise price of at least 110 percent of fair market value and may not be exercisable after the expiration of five years from grant. The exercise price and the term of nonqualified stock options will be determined by the Committee at the time of grant.

Stock appreciation rights ("SARS") may be granted independently or in connection with all or any part of any option granted under the 1993 Plan, either at the time of grant of the option or at any time thereafter. The holder of an SAR has the right to receive from the Company, in cash or in shares as the Committee shall determine, an amount equal to the excess of the fair market value of the shares covered by the SAR at the date of exercise over the exercise price set at the date of grant of the SAR. At the request of the holder of an option, the committee may at its discretion substitute for the exercise of the option, compensation (in cash or in shares) in an amount equal to or less than the excess of the fair market value of the shares covered by the option at the request date over the exercise price set at the grant of the option.

A restricted stock award, entitling the recipient to acquire shares of common stock for a purchase price at least equal to par value may be granted to such persons and in such amounts and subject to such terms and conditions as the Committee may determine. Shares of restricted stock may not be sold, assigned, transferred, pledged or otherwise encumbered or disposed of except as specified in the 1993 Plan or the written agreement governing the grant. The Committee at the time of grant, will specify the date or dates on which the nontransferability of the restricted stock shall lapse. During the 120 days following the termination of the grantee's employment for any reason, the Company has the right to require the return of any shares to which restrictions on transferability apply, in exchange for which the Company shall repay to the grantee any amount paid by the grantee for such shares.

Unless sooner terminated by the Board, the provisions of the 1993 Plan regarding the grant of ISOs shall terminate on the tenth anniversary of the adoption of the 1993 Plan by the Board. No ISOs shall thereafter be granted under the Plan, but all ISOs granted therefore shall remain in effect in accordance with their terms.

There has been no activity in connection with the 1993 Plan through March 31, 1996.

                         See independent auditors' report

                           CYBER DIGITAL, INC.
                     NOTES TO FINANCIAL STATEMENTS
                        March 31, 1996 and 1995

Note 7 - Stock Option Plans (continued)

In addition to these plans, the Company has issued non-qualified stock options and warrants upon the approval by the Board of Directors. Such options are granted at 100% of fair market value on the date of the grant. Information with respect to nonqualified stock options and warrants is summarized as follows:

                            				  Price 		                 Shares
	Outstanding, March 31, 1995 			$0.05 to $1.25 		          910,000
  Granted                       $1.00 to $1.75           1,425,000
  Exercised                     $ .05 to $1.38            (676,000)
  Canceled                      $ .05 to $ .05             (90,000)
                                                         _________
                                                         1,569,000
                                                         =========

Note 8 - Commitments and Contingencies

Employment Contract
___________________

The Company is obligated under an employment agreement with the Chairman to pay him $80,000 during each of the years ended
February 28, 1996 through 1998.

In addition to such base salary, the Chairman shall be entitled to receive a bonus based upon the following formula: (i) 1% of gross revenues for each fiscal year in excess of $3 million, provided, however, that the Company shall be profitable, (ii) plus 5% of net income after deduction of the bonus provided for in (i) above, (iii) plus 10% of the increase in net income over that of the prior fiscal year after deduction of the bonus provided for in (i) above. In the event of the termination of the Chairman's employment without cause prior to February 28, 1998, he shall receive an amount equal to 5% of gross revenues earned by the Company each month beginning on the date of termination and continuing for a period of five years. The Chairman has waived his right to receive the bonus for fiscal year ended March 31, 1996.


Operating Leases
________________

Effective April 1, 1994, the Company commenced a noncancelable operating lease that expires on March 31, 1998, with a renewal option, with respect to the Company's executive offices and operations. Rent expense was $46,681 and $49,200 for the years ended March 31, 1996 and 1995.

                      See independent auditor's report

                      CYBER DIGITAL, INC.
               NOTES TO FINANCIAL STATEMENTS
                   March 31, 1996 and 1995

Note 8 - Commitments and Contingencies (continued)

Operating Leases (continued)
____________________________

The Company also entered into non-cancelable operating leases for a vehicle and office equipment. The monthly rental on the vehicle and office equipment is $364 and $205, respectively.
The amount charged to expense was $2,546 and $2,504, respectively, for the year ended March 31, 1996 and $4,368 and $2,460, respectively, for the year ended March 31, 1995. The lease on the vehicle expired in November 1995.

Future minimum rentals are as follows:

				For years ending March 31, 1997   		$ 57,873
                  							      1998       51,250
                                        ________
                                        $109,123
                                        ========

Government Regulation
_____________________

The Company's operations are highly sensitive to regulations promulgated by the United States and throughout the world in which the Company has targeted it marketing efforts. These regulations or deregulations could affect both the competition for the Company's product as well as the costs associated with doing business abroad.

Cash in Excess of FDIC Limit
____________________________

The bank balance at the Bank of New York At March 31, 1996 is $167,316. The current FDIC insured limited is $100,000 per financial institution.

Note 9 - Income Taxes

The Company was subject to alternative minimum tax for federal and New York state due to a net operating loss carryforward. The Company was only subject to the New York state minimum tax for the year ended March 31,1995.

The following is a reconciliation of the effective income tax rate to the Federal statutory rate on losses:

                                                    		  	March 31
                                                    __________________
                                                  			1996 		    1995
                                                    _______    _______
					 	Federal statutory rate 	                    	(34.0)% 	 	(34.0)%
      	State income taxes, net of
        Federal tax benefit                       	 	(5.0)%     (5.0)%
      	Operating loss generating
        no current tax benefits 	                   	39.0% 	    39.0%
                                                    _______    _______
       Effective rate 	                                	0% 	 	     0%
                                                    _______    _______


                                  See independent auditors' report

                            CYBER DIGITAL, INC.
                       NOTES TO FINANCIAL STATEMENTS
                        March 31, 1996 and 1995

Note 9 - Income Taxes (continued)

The Company has net operating loss carryforwards for tax purposes amounting to approximately $6.3 million that may be offset against future taxable income which expires through 2009.
In addition, The Company has investment and research and development tax credits for tax purposes amounting to approximately $196,000 which expire through 2003.

Deferred income taxes are recognized for differences between the bases of assets and liabilities for financial statement and income tax purposes. The utilization of these tax attributes is contingent upon the Company's ability to generate future taxable income and tax before the tax attributes expire as well as Internal Revenue Code limitations. As a result, a valuation allowance equal to the full extent of the deferred tax asset has been established. The change in the deferred tax asset (as well as the valuation account) was approximately $156,000 for the fiscal year ended March 31, 1996.

Note 10 - Segment Information and Significant Customers

Significant Customers
_____________________

The Company considers itself to be in a single industry defined as the design, manufacturing and marketing of high performance distributed digital switching and networking systems. In fiscal year ended March 31, 1996 the Company derived 100% of its revenue from Federal government agencies as opposed to 93% in fiscal year ended March 31, 1995.

Export Sales
____________

The Company derived 0% of its revenue from China in fiscal year ended March 31, 1996 as opposed to 7% in fiscal year ended March 31, 1995. As previously noted, the Company is subject to all risks associated with foreign trade including but not limited to trade restrictions, export tariffs and foreign currency fluctuations as well as international and political developments which could adversely effect the industry in which the Company operates.

Note 11 - Related Party Transactions

On September 25, 1995, the Company borrowed $100,000 from Dr. Anil K. Agarwal, a director of the Company, for working capital purposes as stated in Note 5. The note is due and payable September 25, 1999.

                     See independent auditors' report

                    CYBER DIGITAL, INC.
              NOTES TO FINANCIAL STATEMENTS
               March 31, 1996 and 1995

Note 12 - Extraordinary Item

On November 1, 1995 the Company entered into an agreement to restructure the debt with the Buffalo and Erie County Regional Development Corporation ("RDC"). The agreement calls for the Company to pay $100,000 and issue five year warrants to purchase 100,000 shares of common stock with a purchase price of $1.00 per share. The agreement for the payment of the $100,000 expired on April 14, 1996 and has been extended until July 30, 1996. The extraordinary item in the amount of $912,974 is included in the calculation of net income for the fiscal year ended March 31, 1996 and has been calculated as follows:

Debt payable to the RDC                             $1,012,974
Cash payable in settlement of debt                     100,000
                                                    __________
Extraordinary gain on extinguishment of debt        $  912,974
                                                    ==========

Note 13 - Subsequent Events

On May 31, 1996, JDA has agreed to settle all of the Company's indebtedness to JDA in the amount of $591,756 for a cash settlement of $300,000 made prior to Novebmer 20, 1996.

On July 11, 1996, the Company concluded a private placement of its Series A Preferred Stock and accompanying warrants to accredited institutional investors and received net proceeds of $7,049,500.

On May 31, 1996, the Company entered into a 36 month operating lease for transportation equipment. The monthly payment are $303 relating to this lease.

                      See independent auditors' report

                        CYBER DIGITAL, INC.
           SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                 Years ended March 31, 1996 and 1995

         SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
              Years Ended March 31, 1996 and 1995

Column A 	                	Column B 	        	 Column C 	 	    Column D 		Column E
________                   __________  ______________________  ________   ________
                         		Balance at 	Charged to 		Charged to 	           Balance
		                         Beginning 		Costs and 	 	Other 				             at End
	                          of Period 	 Expenses 		  Accounts 		Deductions 	of Period
Year ended March 31, 1996
Allowance for doubtful
accounts 		                $   -0-   		$    -0-                $    -0-    $    -0-
                           _________   ________                _________   ________

Year ended March 31, 1995
Allowance for doubtful
accounts 	                	$460,423 			$156,719                $267,139(b) $    -0- (a)
                           ________    ________                ________    ________

(a)  Deducted from accounts receivable.

(b)  Uncollectible accounts receivable charged against allowance.

                            See independent auditors' report

                               CYBER DIGITAL, INC.
                                  EXHIBIT A
                  COMPUTATION OF NET LOSS PER COMMON SHARE
                   (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                           	       	Year Ended March 31,
	                                        1996     1995     1994     1993     1992
Net  Income (Loss)                       $975    	$(743)  	$(208)  	$(224) 	 $109
                                        	====     ======  	======  	======  	====
Shares:

Weighted average Common shares
outstanding 	                            14,256   13,653  	13,039   12,739 	 12,521

Dilutive effect of assumed conversion of
incentive stock options and a
non qualified option (a) 	                1,619     ---     	---    	---      1,072


Weighted Average common shares outstanding
as adjusted                              15,875  	13,653  	13,039  	12,739  	13,593
                                        	====== 	 ======  	======  	======  	======

Net Income (loss) per common share:


Primary                                  $0.07   	$(0.05) 	$(0.02) 	$(0.02) 	$0.01
Fully Diluted 	                          $0.07    $(0.05) 	$(0.02) 	$(0.02) 	$0.01
