Form 10KSB/A
period 1996-03-31
CYBER DIGITAL INC
filed 1996-07-26
CIK 721295

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
(Mark One)
  [X]            ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1996

                                       OR

  [ ]            TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from __________ to__________
                           Commission File No. 0-13992

                               CYBER DIGITAL, INC.
                 (Name of small business issuer in its charter)

          NEW YORK                                      11-2644640
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                     Identification No.)

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
Yes       X       No
         ---             ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge. In definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
Yes       X       No
         ---             ---

This issuer's revenues for its most recent fiscal year are $701,410.

The aggregate market value of the voting stock held by nonaffiliates of the Registrant at March 31, 1996 was $27,127,647 based on a total of 9,864,599 shares held by nonaffiliates and the closing bid price in the Over-theCounter Market on that date which was $2.75.

The number of shares of stock outstanding at March 31, 1996: 15,110,311 shares of Common Stock, par value $.01 per share.

Documents Incorporated by Reference:  None
================================================================================

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  July 25, 1996

                                        CYBER DIGITAL, INC.



                                        By:/s/  J.C. Chatpar
                                           -----------------
                                                J.C. Chatpar,
                                                President


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Signature                           Title                  Date
     ---------                           -----                  ----


/s/  J.C. Chatpar        Chairman, President and Director       July 25, 1996
- --------------------
     J.C. Chatpar        (Principal Executive, Accounting
                         and Financial Officer)

/s/  Jack P. Dorfman     Secretary and Director                 July 25, 1996
- --------------------
     Jack P. Dorman


____________________     Director                               July __, 1996
Dr. Anil K. Agarwal

                                INDEX TO EXHIBITS


Exhibit Number      Description


       3(a) Composite Amended and Restated Certificate of Incorporation of the Company.

       3(b) Bylaws of the Company (incorporated herein by reference to Exhibit 3(c) to the Company's Registration Statement No. 2-87696-NY on Form S-18).

      10(a) 1993 Stock Incentive Plan (incorporated herein by reference to Exhibit 10(a) to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994 (the "1994 Form 10-K")).

      10(b) Employment Agreement between the Company and J.C. Chatpar (incorporated herein by reference to Exhibit 10(b) to the 1994 Form 10-K).

      10(c) Manufacturing License Contract between the Company and National Telecommunications Co., dated as of December 4, 1995.

      11            Statement   Regarding   Computation   of  Loss   Per   Share
                    (incorporated herein by reference to Exhibit 11 to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1996 (the "1996 Form 10-KSB") filed on July 19, 1996).

      27            Financial Data Schedule (incorporated herein by reference to
                    Exhibit 27 to the 1996 Form 10-KSB).