Form 10QSB
period 1996-06-30
CYBER DIGITAL INC
filed 1996-08-14
CIK 721295

U.S. SECURITIES AND EXCHANGE COMMISSION
			                    Washington, D.C.  20549

                          				FORM 10-QSB
		               _________________________________________

(Mark One)
    [x]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               		    OF THE SECURITIES EXCHANGE ACT OF 1934

      	       For the quarterly period ended June 30, 1996

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

The number of shares of stock outstanding at June 30, 1996:
15,114,311 shares of Common Stock, par value $.01 per share.

                      Cyber Digital, Inc.

                 	       BALANCE SHEETS

                    ASSETS

                                          June 30,           March 31,
                                            1996               1996
                                          (Unaudited)       (Audited)
CURRENT ASSETS
 Cash and cash equivalents                $   67,432        $  156,027
 Accounts receivable                         691,309           684,875
 Inventories                                 431,735           433,582
 Prepaid expenses                              1,002             4,007
					                                     __________        __________
  Total Current Assets                    $1,191,478        $1,278,491
					                                     __________        __________

PROPERTY AND EQUIPMENT, NET
 Equipment                                $  625,060        $  625,060
 Furniture and Fixtures                       53,988            53,988
					                                     __________        __________
                                          $  679,048        $  679,048
 Accumulated Depreciation                   (650,539          (648,357)
					                                     __________        __________
  Total Property and Equipment            $   28,509        $   30,691
					                                     __________        __________
OTHER ASSETS
 Other                                    $   10,680        $   10,680
					                                     __________        __________
	                                         $1,230,667        $1,319,862
                                          ==========        ==========

        The accompanying notes are an integral part of these statements

                                Cyber Digital, Inc.

                                  BALANCE SHEETS



             LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)



                                          June 30,          March 31,
		                                 			      1996              1996
				                                  	  (Unaudited)        (Audited)
CURRENT LIABILITIES
 Accounts payable and accrued expenses   $    38,605        $    48,385
 Current maturities of long-term debt        498,871            748,037
                                   			   ___________        ___________
  Total Current Liaiblities              $   537,476        $   796,422

Long-Term Debt, less current maturities      100,000            148,997
                                         ___________        ___________
                                         $   637,476        $   945,419

SHAREHOLDERS' EQUITY (DEFICIT)
 Preferred Stock - $.05 par value;
  authorized, 10,000,000 shares; issued
  and outstanding, none
 Common Stock - $.01 par value;
  authorized, 30,000,000 shares; issued
  and outstanding, 15,114,311 shares and
  15,110,311 shares at June 30, 1996
  and March 31, 1996, respectively       $   151,143        $   151,103
 Additional paid-in-capital                6,257,106          6,253,146
 Accumulated deficit                      (5,815,058)        (6,029,806)
					                                    ___________        ___________
                                         $   593,191        $   374,443
					                                    ___________        ___________
                                         $ 1,230,667        $ 1,319,862
                                         ===========        ===========

         The accompanying notes are an integral part of these statements

                               Cyber Digital, Inc.

                         			STATEMENTS OF OPERATIONS
			                                (Unaudited)


                                   					       Three Months Ended
                                           						   June 30,

                                    					      1996              1995

Net Sales                                  $   18,734         $ 273,624

Cost of Sales                                   8,574            93,308
	                                    			   __________         __________

Gross Profit                               $   10,160         $  180,316
	                                   				   __________         __________

Operating Expenses
 Selling, general and
  administrative expenses                  $   87,875         $  101,805
	                                   				   __________         __________
  Total Operating Expenses                 $   87,875         $  101,805
                                    				   __________         __________
Operating Profit (Loss)                    $  (77,715)        $   78,511

Other Income, net                                 706                302
                                   					   __________         __________

Earnings (loss) before extraordinary item  $  (77,009)        $   78,813

Extraordinary gain                            291,756                  0
                                           __________         __________
Net Income                                 $  214,747         $   78,813

Net Earnings (Loss) per common and
 common equivalent share
  Earnings (loss) before extraordinary
   item                                    $    (0.01)        $     0.01
  Extraordinary item                             0.02               0.00
                                           __________         __________
Net earnings per common and common
 equivalent share                          $     0.01         $     0.01
                                           ==========         ==========

Weighted average number of
 shares outstanding                        16,975,311         14,830,336
                                           ==========         ==========

       The accompanying notes are an integral part of these statements

                          Cyber Digital, Inc.

                    			 STATEMENTS OF CASH FLOWS
			                          (Unaudited)


                                                  Quarter Ended
						                                              June 30,

                                   					      1996                1995
Cash Flows from Operating Activities
 Net earnings (loss)                       $ 214,747          $  78,813

 Adjustments to reconcile net earnings
 (loss) to net cash used in operating
 activities:
  Depreciation                                 2,182               2,091
  Amortization                                     0               3,762
  Forgiveness of debt                       (291,756)                  0
(Increase) decrease in operating assets
  Accounts Receivable                         (6,434)           (254,298)
  Inventories                                  1,847              80,070
  Prepaid Expenses                             3,005               2,677
Decrease in operating liabilities
  Accounts payable and accrued expenses       (9,780)             (1,611(
                                   					   _________           _________
Net cash used in operating activities      $ (86,189)          $ (88,496)
					                                      _________           _________

Cash Flows from Financing Activities
  Issuance of common stock                 $   4,000           $  25,000
  Payments of long-term debt                  (6,406)               (943)
				                                   	   _________           _________
Net cash provided by (used in)
 financing activities                      $  (2,406)          $  24,057
					                                      _________           _________

NET DECREASE IN CASH AND CASH EQUIVALENTS  $ (88,595)          $ (64,439)

Cash and cash equivalents at beginning
of period                                    156,027              81,888
                                    				   _________           _________

Cash and cash equivalents at end of period $  67,432           $  17,449
                                           =========           =========

Supplemental Disclosure of Cash Flow
Information:
  Cash paid during the period for
  income taxes                             $    404            $     429

     The accompanying notes are an integral part of these statements

                               CYBER DIGITAL, INC.
                         NOTES TO FINANCIAL STATEMENTS
                         =============================


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending March 31, 1997.
For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the fiscal year ended March 31, 1996.

NOTE 2 - INVENTORIES

Inventory of purchased parts and work-in-process for eventual resale to customers are valued at the lower of cost or market, as determined by the first-in, first-out (FIFO) method and consisted of the following:

                     			       June 30, 1996       March 31, 1996
Finished goods                   $ 122,019            $ 123,866
Work-in-process                     33,123               33,123
Raw materials                      276,593              276,593
  			                            _________            _________
			                            	 $ 431,735            $ 433,582                 $494,301
                                 =========            =========

       		         Management's Discussion and Analysis
	        	 of Financial Condition and Results of Operations

Results of Operations

Net sales decreased 93% in quarter ended June 30, 1996 over the prior year's same quarter. Net sales for quarter ended June 30, 1996 were $18,734 as compared to $273,624 for quarter ended June 30, 1995. Gross profit for quarter ended June 30, 1996 was 54% of net sales as compared to 66% for quarter ended June 30, 1995. Fluctuations in gross profit margins are primarily attributable to price changes, changes in sales mix by product or distribution channel. Selling, general and and administrative expenses as a percentage of sales increased from 37% in quarter ended June 30, 1995 to 469% in quarter ended June 30, 1996. Profit (loss) from operations for quarter ended June 30, 1996 was $(77,715) as compared with $78,511 for quarter ended June 30, 1995. Extraordinary gain on debt restructure for the period ended
June 30, 1996 was $291,756 or $.02 per share. Net income for quarter ended June 30, 1996 was $214,747 or $.01 per share as compared to $78,813 or $.01 per share for quarter ended June 30, 1995.

Liquidity and Capital Resources

The Company's ability to generate cash adequate to meet its needs results primarily from cash flow from operations. Total working capital increased by $171,933 to $654,002 for quarter ended June 30, 1996 from $482,069 for period ended March 31, 1996. The current ratio increased to 2.2 to 1 as at June 30, 1996 from 1.6 to 1 as at March 31, 1996. Current levels of inventory are adequate to meet at least four times the current level of quarterly sales. There were no significant capital expenditures in the quarter ended June 30, 1996 and none are planned for the next quarter.
The Company believes that its current sources of liquidity will be sufficient to meet its needs for the foreseeable future. The Company believes that, if needed, it will be able to obtain additional funds required for future needs.

Subsequent Event

On July 11, 1996, the Company concluded a private placement of its Series A Preferred Stock and accompanying warrants to accredited institutional investors and received net proceeds of $7,049,500.

                            CYBER DIGITAL, INC.


PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS IN FORM 8-K

A).  Exhibits.
    	None.

B).  Reports on Form 8-K

     No reports on Form 8-K were filed by the Registrant for the three months ended June 30, 1996.


                               Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               					 CYBER DIGITAL, INC.



                              					 By: /s/ J.C. Chatpar
					                                  ______________________
					                                  Chairman, Principal
					                                  Financial Officer
DATED:  August 14, 1996