Form 10QSB
period 1996-09-30
CYBER DIGITAL INC
filed 1996-11-06
CIK 721295

U.S. SECURITIES AND EXCHANGE COMMISSION
			                    Washington, D.C.  20549

                          				FORM 10-QSB
		               _________________________________________

(Mark One)
    [x]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               		    OF THE SECURITIES EXCHANGE ACT OF 1934

      	       For the quarterly period ended September 30, 1996

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

The number of shares of stock outstanding at September 30, 1996:
758 shares of Series A Preferred Stock, par value $.05 per share and 15,289,246 shares of Common Stock, par value $.01 per share.

                      Cyber Digital, Inc.

                 	       BALANCE SHEETS

                    ASSETS

                                        September 30,       March 31,
                                            1996              1996
                                        (Unaudited)         (Audited)
CURRENT ASSETS
 Cash and cash equivalents                $6,395,475        $  156,027
 Accounts receivable                         684,438           684,875
 Inventories                                 429,944           433,582
 Prepaid expenses                              6,792             4,007
					                                     __________        __________
  Total Current Assets                    $7,516,649        $1,278,491
					                                     __________        __________

PROPERTY AND EQUIPMENT, NET
 Equipment                                $  632,219        $  625,060
 Furniture and Fixtures                       53,988            53,988
					                                     __________        __________
                                          $  686,207        $  679,048
 Accumulated Depreciation                   (652,938)         (648,357)
					                                     __________        __________
  Total Property and Equipment            $   33,269        $   30,691
					                                     __________        __________
OTHER ASSETS
 Other                                    $   10,680        $   10,680
					                                     __________        __________
	                                         $7,560,598        $1,319,862
                                          ==========        ==========

        The accompanying notes are an integral part of these statements

                                Cyber Digital, Inc.

                                  BALANCE SHEETS



                       LIABILITIES AND SHAREHOLDERS' EQUITY



                                        September 30,        March 31,
		                                 			      1996               1996
				                                  	  (Unaudited)         (Audited)
CURRENT LIABILITIES
 Accounts payable and accrued expenses   $    57,315        $    48,385
 Current maturities of long-term debt              0            748,037
                                   			   ___________        ___________
  Total Current Liaiblities              $    57,315        $   796,422

Long-Term Debt, less current maturities            0            148,997
                                         ___________        ___________
                                         $    57,315        $   945,419

SHAREHOLDERS' EQUITY (DEFICIT)
 Preferred Stock - $.05 par value;
  authorized, 10,000,000 shares; issued
  and outstanding, 758 shares and 0 shares
  at September 30, 1996 and
  March 31, 1996, respectively.          $        38        $         0
 Common Stock - $.01 par value;
  authorized, 30,000,000 shares; issued
  and outstanding, 158,289,246 shares and
  15,110,311 shares at September 30, 1996
  and March 31, 1996, respectively           152,892            151,103
 Additional paid-in-capital               13,420,615          6,253,146
 Accumulated deficit                      (6,070,262)        (6,029,806)
					                                    ___________        ___________
                                         $ 7,503,283        $   374,443
					                                    ___________        ___________
                                         $ 7,560,598        $ 1,319,862
                                         ===========        ===========

         The accompanying notes are an integral part of these statements

                               Cyber Digital, Inc.

                         			STATEMENTS OF OPERATIONS
			                                (Unaudited)


                                   					       Three Months Ended
                                           						September 30,

                                    					      1996              1995

Net Sales                                  $   10,974         $ 253,393

Cost of Sales                                   9,187            38,836
	                                    			   __________         __________

Gross Profit                               $    1,787         $ 214,557
	                                   				   __________         __________

Operating Expenses
 Selling, general and
  administrative expenses                  $  352,147         $  101,680
 Research and development                      14,846                  0
	                                   				   __________          __________
  Total Operating Expenses                 $  366,993         $  101,680
                                    				   __________         __________
Operating Profit (Loss)                    $ (365,206)        $  112,877

Other Income, net                              58,091                705
                                   					   __________         __________

Earnings (loss) before extraordinary item  $ (307,115)        $  113,582

Extraordinary gain                             51,911                  0

                                           __________         __________
Net Income (Loss)                          $ (255,204)        $  113,582

Earnings (loss) per common and
 common equivalent share
  Earnings (loss) before extraordinary
   item                                    $    (0.02)        $     0.01
  Extraordinary item                             0.00               0.00
                                           __________          __________
Net earnings (loss) per common and
 common equivalent                         $    (0.02)        $     0.01
                                           ===========        ===========

Weighted average number of
 shares outstanding                        15,112,311         14,883,304
                                           ==========         ==========

       The accompanying notes are an integral part of these statements

                          Cyber Digital, Inc.


                        STATEMENTS OF OPERATIONS
                             (Unaudited)

                                              Six Months Ended
                                               September 30,

                                            1996                1995

Net Sales                                   $    29,709         $   527,018

Cost of Sales                                    17,761             132,143
                                            ___________         ___________

Gross Profit                                $    11,948         $   394,875
                                            ___________         ___________

Operating Expenses
  Selling, general and administrative
   expenses                                 $   440,023         $   203,486
  Research and development                       14,846                   0
                                            ___________         ___________

Total Operating Expenses                    $   454,869         $   203,486
                                            ___________         ___________

Operating Profit (Loss)                     $  (442,921)        $   191,389

Other Income, Net                                58,798               1,007
                                            ___________         ___________

Earnings (loss) before extraordinary
  item                                      $  (384,123)        $   192,396

Extraordinary item                              343,667                   0
                                            ___________         ___________

Net Income (Loss)                           $   (40,456)        $   192,396

Earnings (loss) per common and
 common equivalent share
  Earnings (loss) before extraordinary
   item                                     $     (0.02)        $      0.01
  Extraordinary item                               0.02                0.00
                                            ___________         ___________
  Net earnings (loss) per common and
   common equivalent share                  $      0.00         $      0.01
                                            ===========         ===========

Weighted average number of common
 shares outstanding                         15,112,311          14,883,304
                                            ==========          ==========

        The accompanying notes are an integral part of these statements.

                           Cyber Digital, Inc.

                    			 STATEMENTS OF CASH FLOWS
			                          (Unaudited)


                                               Six Months Ended
						                                           September 30,

                                   					      1996                1995
Cash Flows from Operating Activities
 Net earnings (loss)                       $  (40,456)         $ 192,396

 Adjustments to reconcile net earnings
 (loss) to net cash used in operating
 activities:
  Depreciation                                  4,581              4,184
  Amortization                                      0              7,524
  Forgiveness of debt                        (343,667)                 0
(Increase) decrease in operating assets
  Accounts Receivable                             437           (501,113)
  Inventories                                   3,638            103,914
  Prepaid Expenses                             (2,785)             2,232
Increase (Decrease) in operating liabilities
  Accounts payable and accrued expenses         6,472              2,893
                                   					   __________          _________
Net cash used in operating activities      $ (371,780)         $(187,970)
					                                      __________           _________

Cash Flows from Investing Activities
  Purchase of equipment                    $   (7,159)         $       0
                                           __________          _________
   Net cash used in investing activities   $   (7,159)         $       0
                                           __________          _________

Cash Flows from Financing Activities
  Issuance of preferred stock              $7,049,500          $       0
  Issuance of common stock                    119,798             67,510
  Payments of long-term debt                 (550,911)              (944)
  Proceeds from borrowings                          0             45,000
				                                   	   __________           _________
Net cash provided by
 financing activities                      $6,618,387          $ 111,566
                                           __________          __________

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                      $6,239,448          $ (76,404)

Cash and cash equivalents at beginning
of period                                     156,027              81,888
                                    				   __________           _________

Cash and cash equivalents at end of period $6,395,475          $    5,484
                                           ==========           =========

Supplemental Disclosure of Cash Flow
Information:
  Cash paid during the period for
  income taxes                             $    404            $     421

     The accompanying notes are an integral part of these statements

                               CYBER DIGITAL, INC.
                         NOTES TO FINANCIAL STATEMENTS
                         =============================


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending March 31, 1997.
For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the fiscal year ended March 31, 1996.

NOTE 2 - INVENTORIES

Inventory of purchased parts and work-in-process for eventual resale to customers are valued at the lower of cost or market, as determined by the first-in, first-out (FIFO) method and consisted of the following:

                     			       September 30, 1996       March 31, 1996
Finished goods                   $ 120,228            $ 123,866
Work-in-process                     33,123               33,123
Raw materials                      276,593              276,593
  			                            _________            _________
			                            	 $ 429,944            $ 433,582
                                 =========            =========

       		         Management's Discussion and Analysis
	        	 of Financial Condition and Results of Operations

Results of Operations

For Three Months Ended September 30, 1996

Net sales decreased 96% in quarter ended September 30, 1996 over the prior year's same quarter. Net sales for quarter ended September 30, 1996 were $10,974 as compared to $253,393 for quarter ended September 30, 1995. Gross profit for quarter ended September 30, 1996 was 16% of net sales as compared to 85% for quarter ended September 30, 1995. Fluctuations in gross profit margins are primarily attributable to price changes, changes in sales mix by product or distribution channel. Selling, general and and administrative expenses as a percentage of sales increased from 40% in quarter ended September 30, 1995 to 3,209% in quarter ended September 30, 1996. Profit (loss) from operations for quarter ended September 30, 1996 was $(365,206) as compared with $112,877 for quarter ended September 30, 1995. Extraordinary gain on debt restructure for the period ended
September 30, 1996 was $51,911 or $.00 per share. Net income (loss) for quarter ended September 30, 1996 was $(255,204) or $(.02) per share as compared to $113,582 or $.01 per share for quarter ended September 30, 1995.

For Six Months Ended September 30, 1996

Net sales decreased 94% in the period ended September 30, 1996 over the prior year's same period. Net sales for the six month period ended September 30, 1996 were $29,709 as compared with $527,018 for the period ended September 30, 1995. Gross profit for the period ended September 30, 1996 was 40% of net sales as compared to 75% for the period ended September 30, 1996. Fluctuations in gross profit margins are primarily attributable to price changes, changes in sales mix by product or distribution channel. Selling, general and administrative expenses as a percentage of sales increased from 39% in the period ended Septebmer 30, 1995 to 1,481% in the period ended September 30, 1996 due to a decrease in revenues. Profit (loss) from operations for the period ended September 30, 1996 was $(442,921) as compared with $191,389 for the period ended September 30, 1995. Extroardinary gain on debt restructure for the period ended September 30, 1996 was $343,667 or $.02 per share. Net income (loss) for the period ended September 30, 1996 was $(40,456) or $.00 per share as compared with $192,396 for $.01 per share for the period ended September 30, 1995.

Liquidity and Capital Resources

On July 11, 1996, the Company concluded a private placement of its Series A Preferred Stock and accompanying warrants to accredited investors and received net proceeds of $7,049,500. Total working capital increased by $6,977,265 to $7,459,334 for quarter ended September 30, 1996 from $482,069 for period ended March 31, 1996. The current ratio increased to 131.0 to 1 as at September 30, 1996 from
1.6 to 1 as at March 31, 1996. Current levels of inventory are adequate to meet short term sales. There were no significant capital expenditures in the quarter ended September 30, 1996. The Company believes that its current sources of liquidity will be sufficient to meet its needs for the foreseeable future. The Company believes that, if needed, it will be able to obtain additional funds required for future needs.

                            CYBER DIGITAL, INC.


PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS IN FORM 8-K

A).  Exhibits.
    	None.

B).  Reports on Form 8-K

     No reports on Form 8-K were filed by the Registrant for the six months ended September 30, 1996.


                               Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               					 CYBER DIGITAL, INC.



                              					 By: \s\ Jawahar Chatpar
					                                  ______________________
					                                  Chairman, Principal
					                                  Financial Officer
DATED:  November 6, 1996