Form 10QSB
period 1996-12-31
CYBER DIGITAL INC
filed 1997-02-13
CIK 721295

U.S. SECURITIES AND EXCHANGE COMMISSION
			                    Washington, D.C.  20549

                          				FORM 10-QSB
		               _________________________________________

(Mark One)
    [x]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               		    OF THE SECURITIES EXCHANGE ACT OF 1934

      	       For the quarterly period ended December 31, 1996

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

Check whether the issuer [1] has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months
(or for such shorter period that the registrant was required to file such reports), and [2] has been subject to such filing requirements for the last 90 days.
Yes   X    No
   _____     _____

The number of shares of stock outstanding at December 31, 1996:
245 shares of Series A Preferred Stock, par value $.05 per share; 2,000 shares of Series B Preferred Stock, par value $.05 per share; and 16,597,097 shares of Common Stock, par value $.01 per share.

                      Cyber Digital, Inc.

                 	       BALANCE SHEETS

                    ASSETS

                                        December 31,       March 31,
                                            1996              1996
                                        (Unaudited)         (Audited)
`CURRENT ASSETS
 Cash and cash equivalents                $6,274,035        $  156,027
 Accounts receivable                         678,732           684,875
 Inventories                                 436,657           433,582
 Prepaid expenses                              6,782             4,007
					                                     __________        __________
  Total Current Assets                    $7,396,206        $1,278,491
					                                     __________        __________

PROPERTY AND EQUIPMENT, NET
 Equipment                                $  644,383        $  625,060
 Furniture and Fixtures                       58,120            53,988
 Leasehold Improvements                        2,920                 0
					                                     __________        __________
                                          $  705,423        $  679,048
 Accumulated depreciation & amortization    (656,575)         (648,357)
					                                     __________        __________
  Total Property and Equipment            $   48,848        $   30,691
					                                     __________        __________
OTHER ASSETS
 Other                                    $   10,680        $   10,680
					                                     __________        __________
	                                         $7,455,734        $1,319,862
                                          ==========        ==========

        The accompanying notes are an integral part of these statements

                                Cyber Digital, Inc.

                                  BALANCE SHEETS



                       LIABILITIES AND SHAREHOLDERS' EQUITY



                                        December 31,        March 31,
		                                 			      1996               1996
				                                  	  (Unaudited)         (Audited)
CURRENT LIABILITIES
 Accounts payable and accrued expenses   $    31,419        $    48,385
 Current maturities of long-term debt          2,456            748,037
                                   			   ___________        ___________
  Total Current Liaiblities              $    33,875        $   796,422

Long-Term Debt, less current maturities            0            148,997
                                         ___________        ___________
                                         $    33,875        $   945,419

SHAREHOLDERS' EQUITY
 Preferred Stock - $.05 par value;
  authorized, 10,000,000 shares; issued
  and outstanding, 245 shares and 0 shares
  of Series A at December 31, 1996 and
  March 31, 1996, respectively.          $        12        $         0
  2,000 shares and 0 shares of Series
  B at December 31, 1996 and March 31,
  1996, respectively                             100                  0
 Common Stock - $.01 par value;
  authorized, 30,000,000 shares; issued
  and outstanding, 16,597,097 shares and
  15,110,311 shares at December 31, 1996
  and March 31, 1996, respectively           165,971            151,103
 Additional paid-in-capital               13,953,423          6,253,146
 Accumulated deficit                      (6,697,647)        (6,029,806)
					                                    ___________        ___________
                                         $ 7,421,859        $   374,443
					                                    ___________        ___________
                                         $ 7,455,734        $ 1,319,862
                                         ===========        ===========

         The accompanying notes are an integral part of these statements

                               Cyber Digital, Inc.

                         			STATEMENTS OF OPERATIONS
			                                (Unaudited)


                                   					       Three Months Ended
                                           						December 31,

                                    					      1996              1995

Net Sales                                  $    4,564         $ 166,882

Cost of Sales                                   5,565             8,781
	                                    			   __________         __________

Gross Profit (Loss)                        $   (1,001)        $ 158,101
	                                   				   __________         __________

Operating Expenses
 Selling, general and
  administrative expenses                  $  244,296         $ 109,983
 Reseach and development                       19,296                 0
	                                   				   __________         __________
  Total Operating Expenses                 $  263,592         $ 109,983
                                    				   __________         __________
Operating Profit (Loss)                    $ (264,593)        $  48,118

Other Income, net                              40,684               521
                                   					   __________         __________

Earnings (loss) before extraordinary item  $ (223,909)        $  48,639

Extraordinary gain                                  0           912,974

                                           __________         _________
Net Income (Loss)                          $ (223,909)        $ 961,613

Earnings (loss) per common and
 common equivalent share
  Earnings (loss) before extraordinary
   item                                    $    (0.01)        $    0.00
  Extraordinary item                             0.00              0.06
                                           __________          __________
Net earnings (loss) per common and
 common equivalent                         $    (0.01)        $    0.06
                                           ===========        ===========

Weighted average number of
 shares outstanding                        15,379,893         14,982,529
                                           ==========         ==========

       The accompanying notes are an integral part of these statements

                          Cyber Digital, Inc.


                        STATEMENTS OF OPERATIONS
                             (Unaudited)

                                              Nine Months Ended
                                                December 31,

                                            1996                1995

Net Sales                                   $    34,273         $   693,900

Cost of Sales                                    23,326             140,923
                                            ___________         ___________

Gross Profit                                $    10,947         $   552,977
                                            ___________         ___________

Operating Expenses
  Selling, general and administrative
   expenses                                 $   684,319         $   313,469
  Research and development                       34,142                   0
                                            ___________         ___________

Total Operating Expenses                    $   718,461         $   313,469
                                            ___________         ___________

Operating Profit (Loss)                     $  (707,514)        $   239,508

Other Income, Net                               110,948               1,528
                                            ___________         ___________

Earnings (loss) before extraordinary
  item                                      $  (596,566)        $   241,036

Extraordinary item                              343,667             912,974
                                            ___________         ___________

Net Income (Loss)                           $  (252,899)        $ 1,154,010

Earnings (loss) per common and
 common equivalent share
  Earnings (loss) before extraordinary
   item                                     $     (0.04)        $      0.02
  Extraordinary item                               0.02                0.06
                                            ___________         ___________
  Net earnings (loss) per common and
   common equivalent share                  $     (0.02)        $      0.08
                                            ===========         ===========

Weighted average number of common
 shares outstanding                         15,379,893          14,982,529
                                            ==========          ==========

        The accompanying notes are an integral part of these statements.

                           Cyber Digital, Inc.

                    			 STATEMENTS OF CASH FLOWS
			                          (Unaudited)


                                               Nine Months Ended
						                                            December 31,

                                   					      1996                1995
Cash Flows from Operating Activities
 Net earnings (loss)                       $ (252,899)         $ 241,036

 Adjustments to reconcile net earnings
 (loss) to net cash provided by (used in)
 operating activities:
  Depreciation                                  7,854              6,278
  Amortization                                    365             10,155
  Forgiveness of debt                        (343,667)           912,974
(Increase) decrease in operating assets
  Accounts Receivable                           6,143           (665,046)
  Inventories                                  (3,076)           104,318
  Prepaid Expenses                             (2,775)               944
Increase (decrease) in operating liabilities
  Accounts payable and accrued expenses       (16,966)           (10,327)
                                   					   __________          _________
Net cash (used in) provided by operating
 activities                                $ (605,021)         $ 600,332
					                                      __________          _________

Cash Flows from Investing Activities
  Purchase of equipment                    $  (19,323)         $       0
  Purchase of furniture and fixtures           (4,132)                 0
  Purchase of leasehold improvements           (2,920)                 0
                                           __________          _________
   Net cash used in investing activities   $  (26,375)         $       0
                                           __________          _________

Cash Flows from Financing Activities
  Issuance of preferred stock Series A     $7,050,368          $       0
  Redemption of preferred stock Series A   (1,649,849)                 0
  Issuance of preferred stock Series B      1,780,000                  0
  Issuance of common stock                    119,796            338,610
  Conversion of debenture                    (100,000)                 0
  Payments of long-term debt                 (450,911)          (913,918)
  Proceeds from borrowings                          0            110,000
				                                   	   __________           _________
Net cash provided by (used in)
 financing activities                      $6,749,404          $(465,308)
                                           __________          __________

NET INCREASE IN CASH AND
 CASH EQUIVALENTS                          $6,118,008          $ 135,024

Cash and cash equivalents at beginning
of period                                     156,027             81,888
                                    				   __________          _________

Cash and cash equivalents at end of period $6,274,035          $ 216,912
                                           ==========          =========

Supplemental Disclosure of Cash Flow
Information:
  Cash paid during the period for
  income taxes                             $    3,328          $     421

     The accompanying notes are an integral part of these statements

                               CYBER DIGITAL, INC.
                STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
             Period Ended March 31, 1996 and December 31, 1995

                                                    Additional    Accum-
                Preferred Stock  Common Stock        Paid-in     mulated
                _______________  _________________
                Shares  Amount   Shares     Amount   Capital     Deficit         Total
                ______  ______   ______     ______   _________   _______      ________
Balance at
3/31/96                          15,110,311 $151,103 $ 6,253,146  $(6,029,806) $  374,443

Sale of Series
Preferred       805     $ 40                           7,050,328                7,050,368

Conversion of
Series A
Preferred       419       21      1,437,500   14,375     (14,354)                        0

Redemption of
Series A
Preferred       141        7                          (1,234,900)    (414,942) (1,649,849)

Sales of Series
B Preferred     2,000    100                           1,779,900                1,780,000

Exercise of
Stock Options                         4,000       40       3,960                    4,000

Conversion of
Debenture                            45,286      453     115,343                  115,796

Net Loss                                                             (252,899)   (252,899)
                ____    ___       _________  _______  __________   __________   __________
Balance at
12/31/96        2,245 $ 112       16,597,097 $165,971 $13,953,423  $(6,697,647) $7,421,859

     The accompanying notes are an integral part of these statements

                               CYBER DIGITAL, INC.
                         NOTES TO FINANCIAL STATEMENTS
                         =============================


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ending March 31, 1997.
For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the fiscal year ended March 31, 1996.

NOTE 2 - INVENTORIES

Inventory of purchased parts and work-in-process for eventual resale to customers are valued at the lower of cost or market, as determined by the first-in, first-out (FIFO) method and consisted of the following:

                     			       December 31, 1996      March 31, 1996
Finished goods                   $ 119,733            $ 123,866
Work-in-process                     33,123               33,123
Raw materials                      283,801              276,593
  			                            _________            _________
			                            	 $ 436,657            $ 433,582
                                 =========            =========

       		         Management's Discussion and Analysis
	        	 of Financial Condition and Results of Operations

Results of Operations

For Three Months Ended December 31, 1996

Net sales decreased 97% in quarter ended December 31, 1996 over the prior year's same quarter. Net sales for quarter ended December 31, 1996 were $4,564 as compared to $166,882 for quarter ended December 31, 1995.
Gross profit (loss) for quarter ended December 31, 1996 was (21)% of net sales as compared to 95% for quarter ended December 31, 1995. Fluctuations in gross profit margins are primarily attributable to price changes, changes in sales mix by product or distribution channel. Selling, general and and administrative expenses as a percentage of sales increased from 65% in quarter ended December 31, 1995 to 5,353% in quarter ended December 31, 1996. Profit (loss) from operations for quarter ended December 31, 1996 was $(264,593) as compared with $48,118 for quarter ended December 31, 1995. Extraordinary gain on debt restructure for the period ended
December 31, 1995 was $912,974 or $.06 per share. Net income (loss) for quarter ended December 31, 1996 was $(223,909) or $(.01) per share as compared to $961,613 or $.06 per share for quarter ended December 31, 1995.

For Nine Months Ended December 31, 1996

Net sales decreased 95% in the period ended December 31, 1996 over the prior year's same period. Net sales for the nine month period ended December 31, 1996 were $34,273 as compared with $693,900 for the period ended December 31, 1995. Gross profit for the period ended December 31, 1996 was 32% of net sales as compared to 80% for the period ended December 31, 1996. Fluctuations in gross profit margins are primarily attributable to price changes, changes in sales mix by product or distribution channel. Selling, general and administrative expenses as a percentage of sales increased from 45% in the period ended December 31, 1995 to 1,997% in the period ended December 31, 1996 due to a decrease in revenues. Profit (loss) from operations for the period ended December 31, 1996 was $(707,514) as compared with $239,508 for the period ended December 31, 1995. Extroardinary gain on debt restructure for the period ended December 31, 1996 was $343,667 or $.02 per share as compared with $912,974 or $.06 per share for the period ended December 31, 1995. Net income (loss) for the period ended December 31, 1996 was $(252,899) or $.02 per share as compared with $1,154,010 for $.08 per share for the period ended December 31, 1995.

Liquidity and Capital Resources

On December 30, 1996, the Company concluded a private placement of its Series B Preferred Stock to Syndicated Communications Venture Partners III, L.P.
and received net proceeds of $1,780,000. On July 11, 1996, the Company concluded a private placement of its Series A Preferred Stock and accompanying warrants to accredited investors and received net proceeds of $7,050,328. During the period ended December 31, 1996, the Company redeemed a certain number of shares of its Series A Preferred Stock for an aggregate of $1,649,849. Total working capital increased by $6,880,262 to $7,362,331 for period ended December 31, 1996 from $482,069 for period ended March 31, 1996. The current ratio increased to 218.0 to 1 as at December 31, 1996 from 1.6 to 1 as at March 31, 1996. Current levels of inventory are adequate to meet short term sales. There were no significant capital expenditures in the quarter ended December 31, 1996. The Company believes that its current sources of liquidity will be sufficient to meet its needs for the foreseeable future. The Company believes that, if needed, it will be able to obtain additional funds required for future needs.

                            CYBER DIGITAL, INC.


PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

(a) - (b)  A Certificate of Amendment of the Certificate of Incorporation
           of the Company, dated December 23,1996 (the "Certificate of of Amendment"), was filed with the Secretary of State of the State of New York. The Certificate of Amendment creates a class of Series B Preferred Stock, which ranks prior to the Company's common stock, par value $.01 per share (the "Common Stock"), as to distributions of assets upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, and as to dividends.

      (c) On December 30, 1996, the Company concluded a private placement of 2,000 shares of its Series B Preferred Stock to Syndicated Communications Venture Partners III, L.P., pursuant to Section 4(2) of the Secrurities Act of 1933, as amended. The total offering price was $2,000,000 and the net proceeds received by the Company were $1,780,000. Each holder of a share of Series B Preferred Stock, at any time after December 30, 1997, into a number of fully-paid and non-assessable shares of Common Stock calculated based on a formula.

ITEM 6.  EXHIBITS AND REPORTS IN FORM 8-K

A).  Exhibits.

     3.1 Composite Amended and Restated Certificate of Incorporation of the Company.

     27  Financial Data Schedule


B).  Reports on Form 8-K

     No reports on Form 8-K were filed by the Registrant for the three months ended December 31, 1996.


                               Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               					 CYBER DIGITAL, INC.



                              					 By: \s\ Jawahar Chatpar
					                                  ______________________
					                                  Chairman, Principal
					                                  Financial Officer
DATED:  February 13, 1997