Form 10KSB/A
period 1996-03-31
CYBER DIGITAL INC
filed 1997-04-15
CIK 721295

==============================================================

                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

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

Yes   X      No
    ____       _____

This issuer's revenues for its most recent fiscal year are $352,701.

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

Results of Operations

Year Ended March 31, 1996, Compared to Year Ended March 31, 1995

Net sales

The Company's net sales for the year ended March 31, 1996, were $352,701, representing an increase of $118,584 or approximately 50% from $234,117 for the year ended March 31, 1995. The increase in net sales was primarily attributable to an increase in sales to Federal Government Agencies. In 1996 the Company experienced diminished bidding activity on small contracts as most bids entailed large contracts or multiyear long-term contracts where the Company was at a disadvantage against large competitors due to its limited working capital.

Gross margin

The Company includes in its cost of sales the materials and labor used, subcontractor costs and overhead incurred in the manufacture of its systems. The Company's gross margin increased from 53% to 78% of net sales from fiscal 1995 to 1996. Fluctuations in gross margins are primarily attributable to inventory changes, material price changes and changes in sales mix by system.

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

Income (loss) from operations or income (loss) before extraordinary item

Loss from operations in fiscal 1996 was $287,115 or $.02 per share as compared with $743,098 or $.05 per share in fiscal 1995.

Extraordinary item

Extraordinary gain on debt restructure in fiscal 1996 was $912,974 or $.06 per share as compared to zero in fiscal 1995.

Net income (loss)

As a result of the foregoing, the net income in fiscal 1996 was $625,859 or $.04 per share as compared to a net loss of $743,098 or $.05 per share in fiscal 1995.

Liquidity and Capital Resources

The Company has financed its operations to date through
the sale of its equity securities, long-term debt and cash
generated from operations.  At March 31, 1996 the Company had working capital of $133,360 compared to $403,507 at March 31,
1995.   The current ratio decreased to 1.2 to 1 in fiscal 1996
from 3.1 to 1 in fiscal 1995.  Current levels of inventories are adequate to meet at least four times the fiscal 1996 net sales.
There were no significant capital expenditures in fiscal 1996.

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

Dated:  April 15, 1997

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

Dated: April 15, 1997

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

  Balance Sheets. . . . . . . . . . . . . . . . . . . .         F-3

  Statements of Operations. . . . . . . . . . . . . . .         F-4

  Statements of Changes in Shareholders' Equity (Deficit). .    F-5

  Statements of Cash Flows. . . . . . . . . . . . . . . .       F-6

  Notes to Financial Statements . . . .. . . . . . . . . .  F-7 - F-18

  Schedule VIII - Valuation and Qualifying Accounts. . . .      F-19

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

We conducted our audits in accordance with the generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our report dated July 15, 1996, we expressed a qualified opinion on the March 31, 1996 and 1995 financial statements because of the following factors: We were unable to verify the collectability of $611,928 of accounts receivables at March 31, 1996. As described in Note 14, the Company subsequently provided additional information which allowed us to determine that of this amount, $263,219 represented accounts receivable and $348,709 represents a gain contingency. The financial statements have been restated to reflect this change. Also, in accordance with the terms of our previous engagement, we did not apply auditing procedures to the amounts comprising the balance sheet at March 31, 1994 which materially affect the determination of the results of operations and cash flows for the year ended March 31, 1995. We were subsequently engaged to expand the scope of our engagement to include work to express an opinion on the accompanying statements of operations, shareholders' deficit and cash flows for the year ended March 31, 1995. Accordingly, our present opinion on the March 31, 1996 and 1995 financial statements are presented herein, is different from that expressed in our previous report. Except for the procedures applied to the opening balances at March 31, 1994 as descibed in Note 14, we have not performed any auditing procedures with respect to the March 31, 1996 and 1995 financial statements since the date of our previous report.

In our opinion, the accompanying balance sheets referred to in the first paragraph presents fairly, in al material repects, the financial position of Cyber Digital, Inc. as of March 31, 1996 and 1995 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

We have also audited Schedule VIII of Cyber Digital, Inc. for the year ended March 31, 1996. In our opinion, this schedule presents fairly, in all material repects, the information required to be set forth therein.

/s/ Albrecht, Viggiano, Zureck & Company, P.C.

Hauppauge, New York
July 15, 1996, except for Note 14, as to which the date is February 28, 1997

                          CYBER DIGITAL, INC.
                           BALANCE SHEETS
                          March 31, 1996 and 1995

                                          1996               1995
                                          __________         __________
ASSETS
Current Assets
	Cash and cash equivalents  	             $ 	156,027       		$ 	 81,888
	Accounts receivable                         336,166             16,432
	Inventories  		                             433,582            494,301
	Prepaid and other                             4,007              4,779
                                          __________         __________
    Total Current Assets 	                   929,782            597,400

Property and Equipment, net 	 	               30,691             32,756

Other Assets
	Deferred financing costs, net of
  accumulated amortization of $150,483
  and $140,328 at March 31, 1996 and 1995,
  respectively 	                               	 -0-             10,155
 Other  		                                    10,680             64,041
                                           _________         __________
                                          $  971,153         $  704,352
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
                                          __________         __________

Commitments and Contingencies

Shareholders' Equity (Deficit)
  Preferred Stock - $.05 par value;
  authorized, 10,000,000 shares;
  issued and outstanding, none
Common Stock - $.01 par value; authorized,
  30,000,000 shares; issued and outstanding,
  15,110,311 shares and 13,752,801 shares
  at March 31, 1996 and 1995, respectively   	151,103 		       137,528
Additional paid-in capital                  6,253,146        5,801,661
Accumulated deficit                        (6,378,515)      (6,982,819)
                                            _________        _________
                                               25,734       (1,043,630)
                                            _________        _________
                                  							  $  971,153     		$  704,352
                                           ==========       ==========

   See independent auditors' report and notes to financial statements
                              F-3

                           CYBER DIGITAL, INC.
                        STATEMENTS OF OPERATIONS
                     Years ended March 31, 1996 and 1995

                          	              		    1996	            1995
                                            __________       __________
Net Sales  		                               $ 	352,701     		$ 	234,117

Cost of Sales                               			 76,236          111,013
                                            __________       __________

Gross Profit 		                                276,465          123,104
                                            __________       __________

Operating Expenses

	Selling, general and
  administrative expenses 	                    474,924          553,591
 Provision for bad debt 		                         -0-          156,719
 Research and development		                     41,679           86,383
 Other Expense                                  43,551           69,080
                                             _________        _________

                Total Operating Expenses 	     560,154          865,773
                                            __________        _________

                Income (Loss) before
                Income taxes and extraordinary
                item                          (283,689)        (742,669)

Provision for taxes                              3,426              429
                                            __________        ________
                Income (Loss) before
                extraordinary item          $ (287,115)       $(743,098)
                                             _________        _________

Extraordinary item (less applicable
 income taxes)                                 912,974              -0-
                                             _________        _________

                Net Income 	                $  625,859        $(743,098)
                                             =========        =========
Earnings per share calculations

Income (loss) before extraordinary item
per common and common equivalent share      $     (.02)        $    (.05)

Extraordinary item                                 .06               -0-
                                             _________         _________
Net Income                                  $      .04        $     (.05)
                                            =========        =========

Weighted average number of
common shares outstanding                		14,570,469        13,652,585
                                           ==========        ==========

      See independent auditors' report and notes to financial statements

                                  CYBER DIGITAL, INC.
                 STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                           Year Ended March 31, 1996 and 1995

	               																  					Additional 			Accu-
		              Common Stock 	 	 	    		Paid-In 	 		 mulated
	               Shares 			  Amount 	  		Capital 	  		Deficit 			Total

Balance at
March 31, 1994 	13,615,801  $ 136,158  $5,765,031  $(6,239,721)  $   (338,532)  12,738,601 		$ 	127,386 	 	$

Exercise of
stock options 	    117,000      1,170       6,830                       8,000

Sale of
common stock       20,000         200   		 29,800                      30,000


Net loss 		 			 	 		 	                                (743,098) 	   	(743,098)

		 			 			 	 	 	 _________   ________   __________  __________   ____________

Balance at
March 31, 1995  13,752,801   		137,528   5,801,661   (6,982,819)   (1,043,630)

Exercise of
stock options 		 1,357,510      13,575     451,485                    465,060

Prior Period
adjustment                                              (21,555)      (21,555)

Net Income                                              625,859       625,859
               ___________   _________  __________   __________    __________

Balance at
March 31, 1996 	15,110,311   $ 151,103  $6,253,146 		$(6,029,806)  $  374,443
                ==========   =========  ==========   ===========   ==========

    See independent auditors' report and notes to financial statements

                           CYBER DIGITAL, INC.
                       STATEMENTS OF CASH FLOWS
                  Years Ended March 31, 1996 and 1995

                                                   1996           1995
                                                _________       ________

Cash Flows from Operating Activities
 Net income (loss)                              $  625,859      $ (743,098)
Adjustments to reconcile net earnings (loss) to
  net cash provided by (used in) operating activites:
 Depreciation                                        9,608         		6,510
 Amortization 		                                    10,155          15,048
 Forgiveness of debt                              (912,974)            -0-
 (Increase) decrease in operating assets:
   Accounts receivable                            (319,734)      		219,855
   Inventories 	                                    60,719         	69,317
   Other assets 	                                   54,133         	68,476
 Increase (decrease) in operating liabilities:
   Accounts payable, accrued expenses, and taxes   (11,069)      		(10,834)
                                                __________      __________

							 Net Cash Used in Operating Activities  	 	(483,303)       (374,726)
                                                __________      __________

Cash Flows from Investing Activities
	Purchase of equipment                              (2,399)       	(25,649)
                                                __________       _________

							  Net Cash Used in Investing Activities 	    (2,399)       	(25,649)
                                                __________       _________

Cash Flows from Financing Activities
	Issuance of common stock 	                        465,060         	38,000
	Payments of long-term debt 		                      (5,219)        (73,034)
 Proceeds from long-term debt                      100,000             -0-
                                                 _________       _________
	  Net cash Provided (Used in) by
    Financing Activities 	                         559,841         (35,034)
                                                 _________       _________

  Net Increase (Decrease)in Cash and
   Cash Equivalents                                 74,139        (435,409)

Cash and Cash Equivalents at Beginning of Period    81,888         517,297
                                                 _________       _________

Cash and Cash Equivalents at End of Period       $ 156,027     		$ 	81,888
                                                 =========       =========

Supplemental Disclosures of Cash Flow Information:
	Cash paid during the period for:
	  Income taxes 	                                $    	421     		$    	429
	  Interest                                          4,606           		386

Supplemental Schedule of Non Cash Investing
 and Financing Activities:
  Issuance of common stock in exchange for
   consulting services                           $  51,700       $     -0-
                                                 =========       =========
  Issuance of common stock in exchange for
   legal services                                $  20,000       $     -0-
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

Operating and Financing Matters
_______________________________

Since inception, the Company has devoted substantial resources to the design and development of the Company's systems. As such, the Company has not achieved revenue growth and has incurred operating losses. At March 31, 1996, the Company had an accumulated deficit of $6,378,515 and shareholders' equity of $ 25,734. The increase in equity from March 31, 1995 to March 31, 1996 is due mainly to the recognition of an extraordinary gain on the forgiveness of debt as more fully described in Note 12. The Company had working capital of $133,360 at March 31, 1996 relating largely to inventory. The Company historically has sufficient cash flow generated mainly from the issuance of debt and equity securities and funding from state and local agencies as discussed in Note 6 and Note 13.

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

                            CYBER DIGITAL, INC.
                        NOTES TO FINANCIAL STATEMENTS
                          March 31, 1996 and 1995

Note 2 - Accounts Receivable

Pursuant to a federal government agency contract that was terminated at the convenience of the government, the Company was requested by the government for actual costs incurred plus a reasonable mark-up for profit.
In accordance with this request, the Company has billed the government agency $263,219 and has included this amount in accounts receivable at March 31, 1996.

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

Note 14 - Previously Issued Audit Report

March 31, 1996
Pursuant to the federal government agency contract which was terminated at the convenience of the government as discussed in Note 2, the Company has submitted a delay claim to the government. After reviewing information submitted subsequent to our original report date, it was determined that $348,709 of this amount represented a gain contingency. This amount was previously included in accounts receivable in its financial statements dated July 15, 1996. In accordance with generally accepted accounting principles, gain contingencies should not be reflected in income, as doing so may result in recognizing revenue prior to its realization. The Company has therefore restated its accounts receivable and financial statements to be in accordance with generally accepted accounting principles. The effect of this adjustment was to reduce accounts receivable, net sales and stockholders' equity by $348,709 at March 31, 1996, which have been reflected in the financial statements herein.

                See independents auditors' report

March 31, 1995
Subsequent to the issuance of our report dated July 15, 1996, we were engaged to expand the scope of our previous engagement to include wotk sufficient to express an opinion on the statement of operation, shareholders' deficit and cash flows for the year ended March 31, 1995. In accordance with this engagement, we applied auditing procedures primarily to cash, accounts receivable, inventory and debt which materially affect the determination of the results of operations, shareholders' deficit, and cash flows for the year ended March 31, 1995. No material adjustments were necessary as a result of these procedures.

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

                            See independent auditors' report

                               CYBER DIGITAL, INC.
                                  EXHIBIT A
                  COMPUTATION OF NET LOSS PER COMMON SHARE
                   (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                           	       	Year Ended March 31,
	                                        1996     1995     1994     1993     1992
Net  Income (Loss)                       $626    	$(743)  	$(208)  	$(224) 	 $109
                                        	====     ======  	======  	======  	====
Shares:

Weighted average Common shares
outstanding 	                            14,256   13,653  	13,039   12,739 	 12,521

Dilutive effect of assumed conversion of
incentive stock options and a
non qualified option (a) 	                1,619     ---     	---    	---      1,072


Weighted Average common shares outstanding
as adjusted                              15,875  	13,653  	13,039  	12,739  	13,593
                                        	====== 	 ======  	======  	======  	======

Net Income (loss) per common share:


Primary                                  $0.04   	$(0.05) 	$(0.02) 	$(0.02) 	$0.01
Fully Diluted 	                          $0.04    $(0.05) 	$(0.02) 	$(0.02) 	$0.01
