Form 10QSB/A
period 1996-06-30
CYBER DIGITAL INC
filed 1997-04-15
CIK 721295

U.S. SECURITIES AND EXCHANGE COMMISSION
			                    Washington, D.C.  20549

                          				FORM 10-QSB/A
		               _________________________________________

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

                      Cyber Digital, Inc.

                 	       BALANCE SHEETS

                    ASSETS

                                          June 30,           March 31,
                                            1996               1996
                                          (Unaudited)       (Audited)
CURRENT ASSETS
 Cash and cash equivalents                $   67,432        $  156,027
 Accounts receivable                         342,600           336,166
 Inventories                                 431,735           433,582
 Prepaid expenses                              1,002             4,007
					                                     __________        __________
  Total Current Assets                    $  842,769        $  929,782
					                                     __________        __________

PROPERTY AND EQUIPMENT, NET
 Equipment                                $  625,060        $  625,060
 Furniture and Fixtures                       53,988            53,988
					                                     __________        __________
                                          $  679,048        $  679,048
 Accumulated Depreciation                   (650,539)         (648,357)
					                                     __________        __________
  Total Property and Equipment            $   28,509        $   30,691
					                                     __________        __________
OTHER ASSETS
 Other                                    $   10,680        $   10,680
					                                     __________        __________
	                                         $  881,958        $  971,153
                                          ==========        ==========

        The accompanying notes are an integral part of these statements

                                Cyber Digital, Inc.

                                  BALANCE SHEETS



             LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)



                                          June 30,          March 31,
		                                 			      1996              1996
				                                  	  (Unaudited)        (Audited)
CURRENT LIABILITIES
 Accounts payable and accrued expenses   $    38,605        $    48,385
 Current maturities of long-term debt        498,871            748,037
                                   			   ___________        ___________
  Total Current Liaiblities              $   537,476        $   796,422

Long-Term Debt, less current maturities      100,000            148,997
                                         ___________        ___________
                                         $   637,476        $   945,419

SHAREHOLDERS' EQUITY (DEFICIT)
 Preferred Stock - $.05 par value;
  authorized, 10,000,000 shares; issued
  and outstanding, none
 Common Stock - $.01 par value;
  authorized, 30,000,000 shares; issued
  and outstanding, 15,114,311 shares and
  15,110,311 shares at June 30, 1996
  and March 31, 1996, respectively       $   151,143        $   151,103
 Additional paid-in-capital                6,257,106          6,253,146
 Accumulated deficit                      (6,163,767)        (6,378,515)
					                                    ___________        ___________
                                         $   244,482        $    25,734
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
                                           ==========         ==========

       The accompanying notes are an integral part of these statements

                          Cyber Digital, Inc.

                    			 STATEMENTS OF CASH FLOWS
			                          (Unaudited)


                                                  Quarter Ended
						                                              June 30,

                                   					      1996                1995
Cash Flows from Operating Activities
 Net earnings (loss)                       $ 214,747          $  78,813

 Adjustments to reconcile net earnings
 (loss) to net cash used in operating
 activities:
  Depreciation                                 2,182               2,091
  Amortization                                     0               3,762
  Forgiveness of debt                       (291,756)                  0
(Increase) decrease in operating assets
  Accounts Receivable                         (6,434)           (254,298)
  Inventories                                  1,847              80,070
  Prepaid Expenses                             3,005               2,677
Decrease in operating liabilities
  Accounts payable and accrued expenses       (9,780)             (1,611)
                                   					   _________           _________
Net cash used in operating activities      $ (86,189)          $ (88,496)
					                                      _________           _________

Cash Flows from Financing Activities
  Issuance of common stock                 $   4,000           $  25,000
  Payments of long-term debt                  (6,406)               (943)
				                                   	   _________           _________
Net cash provided by (used in)
 financing activities                      $  (2,406)          $  24,057
					                                      _________           _________

NET DECREASE IN CASH AND CASH EQUIVALENTS  $ (88,595)          $ (64,439)

Cash and cash equivalents at beginning
of period                                    156,027              81,888
                                    				   _________           _________

Cash and cash equivalents at end of period $  67,432           $  17,449
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

Liquidity and Capital Resources

The Company's ability to generate cash adequate to meet its needs results primarily from cash flow from operations. Total working capital increased by $171,933 to $305,293 for quarter ended June 30, 1996 from $133,360 for period ended March 31, 1996. The current ratio increased to 1.6 to 1 as at June 30, 1996 from 1.2 to 1 as at March 31, 1996. Current levels of inventory are adequate to meet at least four times the current level of quarterly sales. There were no significant capital expenditures in the quarter ended June 30, 1996 and none are planned for the next quarter.
The Company believes that its current sources of liquidity will be sufficient to meet its needs for the foreseeable future. The Company believes that, if needed, it will be able to obtain additional funds required for future needs.

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

                               					 CYBER DIGITAL, INC.



                              					 By: /s/ J.C. Chatpar
					                                  ______________________
					                                  Chairman, Principal
					                                  Financial Officer
DATED:  April 15, 1996