Form 10QSB/A
period 1996-09-30
CYBER DIGITAL INC
filed 1997-04-15
CIK 721295

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

                      Cyber Digital, Inc.

                 	       BALANCE SHEETS

                    ASSETS

                                        September 30,       March 31,
                                            1996              1996
                                        (Unaudited)         (Audited)
CURRENT ASSETS
 Cash and cash equivalents                $6,395,475        $  156,027
 Accounts receivable                         335,729           336,166
 Inventories                                 429,944           433,582
 Prepaid expenses                              6,792             4,007
					                                     __________        __________
  Total Current Assets                    $7,167,940        $  929,782
					                                     __________        __________

PROPERTY AND EQUIPMENT, NET
 Equipment                                $  632,219        $  625,060
 Furniture and Fixtures                       53,988            53,988
					                                     __________        __________
                                          $  686,207        $  679,048
 Accumulated Depreciation                   (652,938)         (648,357)
					                                     __________        __________
  Total Property and Equipment            $   33,269        $   30,691
					                                     __________        __________
OTHER ASSETS
 Other                                    $   10,680        $   10,680
					                                     __________        __________
	                                         $7,211,889        $  971,153
                                          ==========        ==========

        The accompanying notes are an integral part of these statements

                                Cyber Digital, Inc.

                                  BALANCE SHEETS



                       LIABILITIES AND SHAREHOLDERS' EQUITY



                                        September 30,        March 31,
		                                 			      1996               1996
				                                  	  (Unaudited)         (Audited)
CURRENT LIABILITIES
 Accounts payable and accrued expenses   $    57,315        $    48,385
 Current maturities of long-term debt              0            748,037
                                   			   ___________        ___________
  Total Current Liaiblities              $    57,315        $   796,422

Long-Term Debt, less current maturities            0            148,997
                                         ___________        ___________
                                         $    57,315        $   945,419

SHAREHOLDERS' EQUITY (DEFICIT)
 Preferred Stock - $.05 par value;
  authorized, 10,000,000 shares; issued
  and outstanding, 758 shares and 0 shares
  at September 30, 1996 and
  March 31, 1996, respectively.          $        38        $         0
 Common Stock - $.01 par value;
  authorized, 30,000,000 shares; issued
  and outstanding, 158,289,246 shares and
  15,110,311 shares at September 30, 1996
  and March 31, 1996, respectively           152,892            151,103
 Additional paid-in-capital               13,420,615          6,253,146
 Accumulated deficit                      (6,418,971)        (6,378,515)
					                                    ___________        ___________
                                         $ 7,154,574        $    25,734
					                                    ___________        ___________
                                         $ 7,211,889        $   971,153
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

Liquidity and Capital Resources

On July 11, 1996, the Company concluded a private placement of its Series A Preferred Stock and accompanying warrants to accredited investors and received net proceeds of $7,049,500. Total working capital increased by $6,977,265 to $7,110,625 for quarter ended September 30, 1996 from $133,360 for period ended March 31, 1996. The current ratio increased to 125.0 to 1 as at September 30, 1996 from
1.2 to 1 as at March 31, 1996. Current levels of inventory are adequate to meet short term sales. There were no significant capital expenditures in the quarter ended September 30, 1996. The Company believes that its current sources of liquidity will be sufficient to meet its needs for the foreseeable future. The Company believes that, if needed, it will be able to obtain additional funds required for future needs.

                            CYBER DIGITAL, INC.


PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS IN FORM 8-K

A).  Exhibits.
    	None.

B).  Reports on Form 8-K

     No reports on Form 8-K were filed by the Registrant for the Three months ended September 30, 1996.


                               Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               					 CYBER DIGITAL, INC.



                              					 By: \s\ Jawahar Chatpar
					                                  ______________________
					                                  Chairman, Principal
					                                  Financial Officer
DATED:  April 15, 1997