Form 10QSB/A
period 1996-09-30
CYBER DIGITAL INC
filed 1997-04-15
CIK 721295

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

                      Cyber Digital, Inc.

                 	       BALANCE SHEETS

                    ASSETS

                                        December 31,       March 31,
                                            1996              1996
                                        (Unaudited)         (Audited)
`CURRENT ASSETS
 Cash and cash equivalents                $6,274,035        $  156,027
 Accounts receivable                         330,023           336,166
 Inventories                                 436,657           433,582
 Prepaid expenses                              6,782             4,007
					                                     __________        __________
  Total Current Assets                    $7,047,497        $  929,782
					                                     __________        __________

PROPERTY AND EQUIPMENT, NET
 Equipment                                $  644,383        $  625,060
 Furniture and Fixtures                       58,120            53,988
 Leasehold Improvements                        2,920                 0
					                                     __________        __________
                                          $  705,423        $  679,048
 Accumulated depreciation & amortization    (656,575)         (648,357)
					                                     __________        __________
  Total Property and Equipment            $   48,848        $   30,691
					                                     __________        __________
OTHER ASSETS
 Other                                    $   10,680        $   10,680
					                                     __________        __________
	                                         $7,107,025        $  971,153
                                          ==========        ==========

        The accompanying notes are an integral part of these statements

                                Cyber Digital, Inc.

                                  BALANCE SHEETS



                       LIABILITIES AND SHAREHOLDERS' EQUITY



                                        December 31,        March 31,
		                                 			      1996               1996
				                                  	  (Unaudited)         (Audited)
CURRENT LIABILITIES
 Accounts payable and accrued expenses   $    31,419        $    48,385
 Current maturities of long-term debt          2,456            748,037
                                   			   ___________        ___________
  Total Current Liaiblities              $    33,875        $   796,422

Long-Term Debt, less current maturities            0            148,997
                                         ___________        ___________
                                         $    33,875        $   945,419

SHAREHOLDERS' EQUITY
 Preferred Stock - $.05 par value;
  authorized, 10,000,000 shares; issued
  and outstanding, 245 shares and 0 shares
  of Series A at December 31, 1996 and
  March 31, 1996, respectively.          $        12        $         0
  2,000 shares and 0 shares of Series
  B at December 31, 1996 and March 31,
  1996, respectively                             100                  0
 Common Stock - $.01 par value;
  authorized, 30,000,000 shares; issued
  and outstanding, 16,597,097 shares and
  15,110,311 shares at December 31, 1996
  and March 31, 1996, respectively           165,971            151,103
 Additional paid-in-capital               13,953,423          6,253,146
 Accumulated deficit                      (7,046,356)        (6,378,515)
					                                    ___________        ___________
                                         $ 7,073,150        $    25,734
					                                    ___________        ___________
                                         $ 7,107,025        $   971,153
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

     The accompanying notes are an integral part of these statements

                               CYBER DIGITAL, INC.
                STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
             Period Ended March 31, 1996 and December 31, 1995

                                                    Additional    Accum-
                Preferred Stock  Common Stock        Paid-in     mulated
                _______________  _________________
                Shares  Amount   Shares     Amount   Capital     Deficit         Total
                ______  ______   ______     ______   _________   _______      ________
Balance at
3/31/96                          15,110,311 $151,103 $ 6,253,146  $(6,029,806) $  374,443

Sale of Series
Preferred       805     $ 40                           7,050,328                7,050,368

Conversion of
Series A
Preferred       419       21      1,447,500   14,375     (14,454)                        0

Redemption of
Series A
Preferred       141        7                          (1,234,900)    (414,942) (1,649,849)

Sales of Series
B Preferred     2,000    100                           1,779,900                1,780,000

Exercise of
Stock Options                         4,000       40       3,960                    4,000

Conversion of
Debenture                            45,286      453     115,343                  115,796

Net Loss                                                             (252,899)   (252,899)
                ____    ___       _________  _______  __________   __________   __________
Balance at
12/31/96        2,245 $ 112       16,607,097 $166,071 $13,953,323  $(7,046,356) $7,073,150

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

Liquidity and Capital Resources

On December 30, 1996, the Company concluded a private placement of its Series B Preferred Stock to Syndicated Communications Venture Partners III, L.P.
and received net proceeds of $1,780,000. On July 11, 1996, the Company concluded a private placement of its Series A Preferred Stock and accompanying warrants to accredited investors and received net proceeds of $7,050,328. During the period ended December 31, 1996, the Company redeemed a certain number of shares of its Series A Preferred Stock for an aggregate of $1,649,849. Total working capital increased by $6,880,262 to $7,013,622 for period ended December 31, 1996 from $133,360 for period ended March 31, 1996. The current ratio increased to 208.0 to 1 as at December 31, 1996 from 1.2 to 1 as at March 31, 1996. Current levels of inventory are adequate to meet short term sales. There were no significant capital expenditures in the quarter ended December 31, 1996. The Company believes that its current sources of liquidity will be sufficient to meet its needs for the foreseeable future. The Company believes that, if needed, it will be able to obtain additional funds required for future needs.

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