Form 10KSB
period 1997-03-31
CYBER DIGITAL INC
filed 1997-07-01
CIK 721295

=================================================================

                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                             FORM 10-KSB

(Mark One)

  [ X ]         ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE FISCAL YEAR ENDED MARCH 31, 1997


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

Yes   X      No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

------

This issuer's revenues for its most recent fiscal year are $45,385.

The aggregate market value of the voting stock held by nonaffiliates of the Registrant at March 31, 1997 was $21,206,622 based on a total of 11,716,366 shares held by nonaffiliates and the closing bid price in the Over-the-Counter
Market on that date which was $1.81.

The number of shares of stock outstanding at March 31, 1997:
17,095,176 shares of Common Stock, par value $.01 per share.

Documents Incorporated by Reference:  None

=================================================================

PART I

ITEM 1 - DESCRIPTION OF BUSINESS

The Company

 Cyber Digital, Inc. (the "Company") was incorporated under the Laws of the State of New York in 1983. It designs, develops, manufactures, markets and services high performance distributed digital switching and networking systems that enable both public telephone exchanges and private network operators to provide cost effective simultaneous communication of voice and data services with minimal or no infrastructure cabling. The Company's systems are based on its proprietary software technology. Cyber's systems also permit "modemless" transmission of data between a variety of incompatible and dissimilar end-user equipment, such as computers, printers, work stations and data terminals as well as high speed Internet access over standard telephone lines. The Company believes that its systems are the only ones available with this capability.

 The Company has designed and developed a family of switches (see "Types of Systems" below) which, by interfacing with appropriate methods of wireless transmission, can easily and rapidly provide telecommunications services to consumers who are underserved or have no service at all as in the case of many developing countries. The Company's products are suitable for both densely packed urban areas as well as sparsely populated rural areas. In the United States, the enactment of the Telecommunications Act of 1996 has resulted in the creation of a large market for the Company's products since they are capable of serving the requirements of some carriers now attempting to by-pass the regional Bell operating companies.

	The Company has sold approximately 75 systems substantially all of which have been the Cyber Switch Exchange ("CSX"), an integrated voice and data switch which functions as a private network for up to 100,000 users. It has sold one Cyber Rural
Exchange ("CRX") which functions as a rural telephone exchange to serve widely dispersed subscribers. The Cyber Distributed
Central Office ("CDCO") is designed to serve subscribers in densely populated metropolitan areas. CRXs and CDCOs communicate with each other by wireless means thereby eliminating the need for infrastructure cabling.

	After development of its first technology in 1987, the Company targeted the Federal Government market for sale of CSX. CSX was also sold to a Chinese Government owned joint venture. These sales established the efficacy of the Company's base technology.
 Concurrently with completing the development of CDCO and CRX in fiscal 1996/97, the Company has targeted the huge emerging international market which is seeking cost-effective technology as well as the newly created domestic market for CDCO and CRX type systems.

	On July 11, 1996, the Company concluded a private placement of its Series A Preferred Stock and accompanying warrants to accredited institutional investors and received net proceeds of approximately $1.7 million. On December 30, 1996, the Company concluded a private placement of 2,000 shares of its Series B-1
Preferred Stock to Syndicated Communications Venture Partners
III, L.P. and received net proceeds of $1.7 million. Proceeds from these offerings have been or will be used for retirement of long-term debt, redemption of Preferred Shares prior to conversion, and to fund research and development, marketing and production expenses.

Industry Background

	Since the advent of telecommunications, voice communication technologies were developed and managed by large telephone operating companies which were largely insulated from competition. The data communications industry grew independently, and provided the specialized communications link between computers and office systems. In recent years, there has also been a proliferation of office systems consisting of personal computers, work stations, printers and storage devices, which has resulted in the growth of a separate office automation industry. These three industries developed in parallel and took independent approaches to the application of technology.

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

	As separate data networks became more prevalent, it became apparent that a data network which utilizes the existing telephone cabling would be the most cost effective solution, and also provide greater manageability with an increasing numbers of users. In an effort to facilitate such deployment of integrated voice and data networks (commonly referred to as Integrated Service Digital Networks ("ISDN"), the International Telephone Union ("ITU") adopted international standards for ISDN in 1987; Bell Communications and Research ("BELLCORE") adopted ISDN standards for the U.S. market in November 1992. It is anticipated that the combined power of ISDN based switches and fiber optic cables will provide the basis for the growth in an array of applications and electronic information services computer-to-computer communications, office systems integration, video-text, video-phone, video-conferencing, electronic mail, informational data bases, Internet and multi-media usage and access, all simultaneously with voice transmission capability over the same network.

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

	Unlike advanced countries, where the existing public voice telephone network consists of monolithic centralized digital switches, developing countries are seeking an alternative cost effective approach, such as the Company's distributed digital switching systems. The Company believes that the trend in the telecommunications industry towards distributed switching from monolithic centralized switching is similar to the trend in the computer industry towards distributed networking personal computers from monolithic centralized mainframe computers.
Similar to the computer industry where personal computing has been brought closer to the users, the Company's distributed switching systems are also being installed closer to groups of subscribers, thereby dramatically reducing the cost of cabling. The Company believes that with its distributed switching system, the public telephone operating companies in the developing countries can rapidly provide telephone services to their customers. It is substantially easier to install small distributed switches than large monolithic centralized switches with its corresponding long cabling infrastructure. The Company believes that its systems are well suited for developing countries.

	Prior to 1996, regional Bell operating companies (and some independent telephone operating companies) had a monopoly in providing local services and long distance access in their respective defined territories. The enactment of the Telecommunications Act of 1996 dismantled the barriers between local and long distance carriers which prevented them from offering services to one another's customers. Furthermore, the Telecommunications Act of 1996 also enabled new entrants in the telecom business to provide both local and long distance services without any restrictions as to the geographical territory served subject to such companies obtaining required licenses. These entrants in the telecom business as well as existing carriers are seeking to employ new cost effective technologies made possible by software based systems and applications of wireless technology. It is believed that the Company's range of products can satisfy a significant part of this emerging switching market demand.

Types of Systems

	The Company completed the development of its first technology in 1987, at which time it began marketing its CSX system on a limited basis. The Company has recently developed additional new technologies and software that has enabled it to create new systems such as the CDCO and the CRX for various applications, primarily the developing countries and local carriers attempting to bypass the Bell operating companies. Although the Company has just started to market these new systems, the Company believes that these systems are capable of providing the functions for which they have been designed.

Cyber Distributed Central Office

	The Company has developed but not yet commercialized the Cyber Distributed Central Office ("CDCO") which is designed to provide digital voice communications to subscribers in densely populated urban areas. The CDCO is essentially a digital switch with trunk and tandem exchange capabilities enabling it to connect subscribers served by other exchanges. The CDCO system interfaces with digital telecommunications networks and older analog telephone networks. The CDCO system consists of nodes connected by standard digital links which permit optimization of the network with respect to specific size, required traffic capacity, and desired applications. The modularity derived from the nodal structure of the CDCO provides an economical digital switching exchange from as little as a few hundred lines up to 1,000,000 lines capacity.

	The nodal structure of the system permits changes to the functionality of the system simply by using different software while keeping the same common hardware. CDCO's flexibility offers a vast array of system configurations to Telephone Operating Companies and Administrations to fulfill a wide range of applications, including the following:

    	*	Local CDCO exchange serves subscribers in cities and towns.

     *	Tandem exchange (CSX) serves as a regional exchange connecting
       to various local	exchanges.

     *	Toll and transit CDCO exchanges are used for long distance
       national service and international gateway.

     * Integrated local and tandem exchanges.

     *	Integrated local, tandem and toll exchanges.

     *	Integrated local, tandem, toll and transit exchanges.

     *	Digital Access Cross-connect (CDAC) is a network management
       system providing optimal	routing and control of heavy traffic
       through software.

	The flexibility of CDCO systems are further enhanced by software configurable Peripheral and Switching Nodes performing the following functions:

     *	Multi-tenant exchange (CMT) serves subscribers in large office
       complexes and buildings	where many business tenants can be
       served by a resident exchange.

     *	Urban Line Concentrator (CULC) serves subscribers in congested
       areas where traffic is	moderate, such as in apartment
       dwellings and suburban communities.

     *	Remote Line Switch (CRLS) serves business subscribers in high growth areas, such as in industrial parks and complexes, and university campus settings.

	The control functions of the CDCO system are totally distributed in autonomous processing sub-systems (nodes). Node processors are loosely coupled and exchange information through standardized inter-nodal communication digital links. The distributed approach permits switching systems to be located closer to groups of subscribers or at subscribers' premises, which dramatically reduces the cost of wiring and cabling. It also results in instant installation. Moreover, a failure in one node does not affect other nodes. In addition, the distributed approach eliminates bottlenecks as the system offers multiple routes for call completion.

Cyber Rural Exchange

	The Company has developed the Cyber Rural Exchange ("CRX"), which is a specialized version of the CDCO. The Company has sold only one CRX system to date, which is currently serving about 400 users. The CRX is designed to handle the traffic requirements of widely dispersed single-line users, such as users in a small town or rural area

CyberSwitch Exchange

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

Cyber Local Area Network

	The Company has developed but not yet commercialized the Cyber Local Area Network ("CLAN"). CLAN is a data only local area network which unlike most LANs covering distances of a few hundred feet at most, can network users up to a distance of approximately one mile.

Cyber Hub

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

Sales and Marketing

Customers

 To date, the Company has sold approximately 75 systems, substantially all of which have been the CSX. The Company has not commercialized the CLAN, the CHUB or the CDCO and has sold one CRX. The Company has sold its systems to federal and state government agencies and to Tianchi Telecommunications Company in China. The Company has been engaged in limited marketing activities relating to the CSX system directed principally to the government market due to constrained financial, personnel and other resources.

	In December 1995, the Company signed a manufacturing licensing contract with the National Telecommunications Company ("NTC") of Egypt, pursuant to which NTC will assemble the systems in Egypt with parts provided by the Company. In addition, NTC will market, install, maintain and service the Company's systems in Egypt, Kenya, Tanzania, Uganda, Sudan, Yemen, United Arab
Emirates and Qatar. Sales of the Company's products to NTC have not yet commenced. As at present, NTC is engaged in training its personnel to fulfill its obligations under the contract.
NTC has been delayed in its performance for a variety of reasons, including but limited to, necessary training of technical people and set up of assembly facilities.

	In August 1996, the Company entered into a non-exclusive manufacturing licensing contract with Gujarat Communications & Electronics Ltd. ("GCEL" - a company based in India) which will, pursuant to a license, assemble and sell the Company's products in Russia and certain CIS countries. GCEL has the benefit of certain financial facilities made available to it under the terms of an intergovernmental agreement between the Government of India and Russia as well as certain CIS countries. The telecom industry in Russia and the CIS countries has been undergoing a process of deregulation and privatization. GCEL and the Company have just commenced marketing activities with a view to taking advantage of the financial facilities made available to GCEL.

	Public and private telecom companies in several other developing countries have taken an interest in the Company's products. It is not possible to estimate the sales revenues which will eventually be generated from the international market, if any, since there are substantially long lead times involved even after a contract has been executed.

	In fiscal 1997, the Company made no attempt to commence marketing activities targeted to the newly emerging domestic market created by the Telecommunications Act of 1996. In the second quarter of fiscal 1998, the Company commenced assembling a sales and marketing team to explore domestic opportunities. Target markets in the United States for the Company's switches may be categorized as follows:

	(i) Existing national interexchange carriers such a AT&T, MCI and Sprint which will be building local networks both to compete with the incumbent local exchange carriers and also to protect their long distance market share.

	(ii) Newly formed telecommunications companies which are building local networks and which offer both local and long distance service. Examples are ICG Communications and GST
Telecom.

	(iii) Start up competitive local exchange carries which build local networks and offer long distance service to their customers by resale of other companies' long distance network offerings.

	(iv) Large companies such as electric utilities with certain rights of way and other capabilities in place which are studying whether and where to enter the telephone business.

	(v) Independent telephone companies which must upgrade their networks rapidly or risk losing their franchise to aggressive competition.

	(vi) Any large telephone user which believes that it can operate its own telephone company in a more efficient and cost effective manner than can be provided for it by others.
Examples include government at all levels, universities, utilities and real estate operators.

Government Contracts

	A significant portion of the Company's business since its inception has consisted of sales under United States government contracts. Certain of these contracts are competitive bid contracts, which were awarded after a formal bid and proposal competition among suppliers. Virtually all of the Company's
United States government contracts are fixed price contracts, pursuant to which the Company agrees to provide a system for a fixed price and assumes the risk of cost overruns. The Company has not experienced cost overruns on fixed price contracts. As more fully set out in "Management Discusssion and Analysis" below, revenues from Government contracts became insignificant in fiscal 1997. The Company is now concentrating on its marketing efforts in international and domestic non-governmental markets; however, it will nevertheless bid on select government contracts.

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

	Products which perform many of the functions of the Company's systems are readily available from several competitors, including Lucent Technologies, Nortel, Ericsson, DSC, Alcatel,
Siemens, Fujitsu and NEC. These competitors also have the research and development capabilities and financial and technical resources necessary to enable them to respond to technical advances as well as evolving industry requirements and standards.

	The Company believes its products have the following three strengths in the United States marketplace: (a) the installed cost of Cyber Digital's switching networks is less than those of the competition; (b) the switches can be engineered, installed and put into service much more quickly, and (c) the Company's distributed architecture fits with the marketing strategy of the competitive local exchange carriers who will target specific customers rather than entire geographic areas. The Company's architecture will allow these carriers to tailor their local networks to their marketplace successes without stranding capacity and capital.

	The Company's innovative architecture and, in particular, CDCO and CRX have been specifically designed to meet market trends which have emerged in just the last two years both in developing countries and in the United States. Consequently, the Company could not, until recently, raise sufficient capital to establish a significant market presence for its products. Nevertheless, lack of adequate capital and a large installed base.

Proprietary Technology

	The Company does not hold any patents or copyrights, nor has it filed any patent or copyright applications, relating to its products or software technology. The Company regards its software technology and certain components of its system hardware, including the iSTs, as proprietary and relies for protection upon copyright and trade secret laws and confidentiality agreements with its employees. In addition, the Company requires customers to enter into a license and confidentiality agreement permitting the customer the exclusive use of the system operating software, which is furnished to the customer in object form.

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

	Industry standards bodies such as ITU and BELLCORE have created committees to address the matter of standards within the telecommunications industry. The purpose of such standards is to facilitate the interoperability of products from various vendors and, through standardization, create a competitive environment which is anticipated to result in lower product costs. During the past few years, many new standards have been adopted and more are pending. The International Standards
Organization ("ISO"), one of the primary standard setting bodies in the communications industry, has developed a framework for network standard called the Open System Interconnection
Reference Model (the "OSI Model"). The OSI Model represents a standard approach by which information can be communicated throughout a network, so that a variety of independently developed computer and communications devices can interoperate.
The design of the Company's products incorporates the OSI Model and accommodates most existing and pending ISDN standards, including applicable BELLCORE and ITU specifications. In most foreign countries, government departments or ministries set industry standards.

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

	The Company is dependent on third-party arrangements for the manufacture of all of the component parts incorporated into the Company's systems. The Company purchases its component parts from numerous third-party manufacturers and believes that
numerous alternative sources of supply are readily available.
The Company currently purchases all of its requirements of
specially designed plastic parts for the iST from a single
source supplier.  The Company believes that alternative sources of supply for such components are available. The Company is substantially dependent on the ability of its suppliers, among other things, to satisfy performance and quality specifications and dedicate sufficient production capacity for plastic parts within scheduled delivery times. The Company does not maintain contracts with any of its suppliers and purchases system
components pursuant to purchase orders placed   from time to
time in the ordinary course of business. Failure or delay by the Company's suppliers in supplying necessary components to the Company would adversely affect the Company's ability to obtain and deliver products on a timely and competitive basis.

	The Company offers a one-year warranty for sales in the United States, covering operating defects during which period the Company will replace parts and make repairs to the system components at its expense. To date the Company, has not incurred any significant warranty expense.

Research and Development

	Since its inception, the Company has devoted substantial resources to the design and development of the Company's systems. For the fiscal years ended March 31, 1997 and 1996, the Company expended approximately $109,322 and $41,679, respectively, on research and development. Although the Company's basic systems have been developed, the Company is continually seeking to refine and enhance its systems, including enhancements to comply with emerging regulatory or industry standards or the requirements of a particular customer or country.

	The markets for the Company's products are characterized by rapidly changing technology and evolving industry standards, often resulting in product obsolescence or short product lifecycles. Accordingly, the Company's ability to compete will depend in large part on its ability to introduce its products to the marketplace in a timely manner, to continually enhance and improve such products and maintain development capabilities to adapt to technological changes and advances in the communications industry, including insuring continuing compatibility with evolving industry standards such as Signaling System No 7 which the Company is currently developing. There can be no assurance that the Company will be able to compete successfully, that competitors will not develop technologies or products that render the Company's systems obsolete or less marketable, or that the Company will be able to keep pace with the technological demands of the marketplace or successfully enhance and adapt its products to satisfy industry standards.

Service and Support

	The Company believes that service, support and training are important factors in promoting sales and customer satisfaction. Service and support include system planning, site preparation, installation, customer training, and maintenance. In the United States, the Company typically charges an annual fee for ongoing support services.

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

Employees

 As of the date hereof, the Company had eighteen full time employees, of which five were engaged in marketing and sales activities, four were engaged in research and development and support engineering, five were engaged in production and operations, and four in administration. None of the Company's employees is represented by a labor union. The Company considers its employee relations satisfactory.

ITEM 2 - Description of  Property

 The Company's executive offices and assembly operations are located in approximately 8,200 square feet of leased space in Hauppauge, New York. The lease expires on March 31, 1998, with renewal option and an annual rental payment of $51,250. The Company believes that its facility is adequate for its current and reasonably foreseeable future needs. The Company believes that additional physical capacity at its current facility will accommodate expansion, if required.

ITEM 3 - Legal Proceedings

 On or about August 5, 1996, Brockington Securities, Inc. ("Brockington") commenced an action, in the Supreme Court of the State of New York, County of Suffolk, against the Company for wrongful termination of a purported agreement for investment banking services. Brockington is seeking damages in the amount of (i) $775,000 based upon the alleged net aggregate value of the shares of the Company's Common
Stock upon which Brockington alleges it had a purchase option and
(ii) $1 million for the alleged wrongful termination.

 The Company has asserted counterclaims based upon Brockington's wrongful conduct and is seeking damages in the amount of $428,000 or, in the alternatvie, recission of the alleged contract and the return of the 100,000 shares previously issued to Brockington.

 The Company believes that Brockington's claims are without merit and intends to vigorously defend its position.

ITEM 4 - Submission of Matters to a Vote of Security Holders

None.

                          PART II

ITEM 5 - Market for Common Equity and Related Stockholder Matters

	The Company's Common Stock is traded in the over-the-counter market and quoted on the National Association of Securities
Dealers' Electronic Bulletin Board (the "Bulletin Board") under the symbol "CYBD" since its initial public offering in 1984.
The following table sets forth, for each of the fiscal periods indicated, the high and low trade prices for the Common Stock, as reported on the Bulletin Board. These per share quotations represent inter-dealer prices in the over-the-counter market, do not include retail markups, markdowns or commissions and may not represent actual transactions.

                                       	  Price Per Share
                                       _____________________
                                      	High	            Low
                                       _____           _____
Fiscal Year Ended March 31, 1997
      	First Quarter                   $6.93            2.43
      	Second Quarter                   7.50            3.62
      	Third Quarter                    4.18            1.93
      	Fourth Quarter                   3.06            1.75

Fiscal Year Ended March 31, 1996
      	First Quarter                   $1.43           $0.87
      	Second Quarter                   1.09            0.68
      	Third Quarter                    3.50            0.68
      	Fourth Quarter                   3.93            2.25

	On March 31, 1997, the closing trade price of the Common Stock as reported on the Bulletin Board was $1.81 per share. As of such date, there were approximately 560 holders of record of the Company's Common Stock.

	To date, the Company has not paid any dividends on its Common Stock and does not expect to declare or pay any dividends in the foreseeable future. Instead, the Company intends to retain all earnings for use in the Company's business operations.

ITEM 6 - Management's Discussion and Analysis or Plan of
Operation

Overview

	The Company was incorporated in April 1983 to develop, manufacture and market high performance software controlled digital switching and networking systems providing simultaneous voice and data communications over standard telephone lines. Since completion of development of its first technology in 1987, which resulted in the development of CSX, CLAN and CHUB systems for private communications networks, the Company has been engaged in limited marketing activities targeted to federal government agencies with respect to CSX systems only and, therefore, generated limited revenues. The Company did not attempt to commercialize CLAN and CHUB office switching systems as it was devoting most of its efforts to the marketing of CSX.

	The Company targeted the federal government market since its early products received certification from the General Services Administration. This drastically reduced the Company's marketing expenses. Furthermore, sales to Federal Government agencies (which included the U.S. Air Force and Navy) proved the efficacy of the Company's products in a challenging operating environment. Nevertheless, the Company's available working capital was stretched to the limit in view of the long selling and receivables cycles typical of the Government market. Furthermore, although the Company was the lowest qualified bidder in some larger Government contracts, it was not awarded the job in view of its limited financial resources. Vendor financing as is typically available for export contracts is not available for Government contracts. Export financing available for the international market led management to concentrate its efforts in that market segment in fiscal 1996 and 1997.

	As part of the Company's plans to expand its marketing efforts in foreign countries with favorable regulatory environments and which are seeking to upgrade their telecommunications network infrastructure, the Company completed the initial development of CDCO and CRX systems in late fiscal 1994 and continued enhancements of these systems in fiscal 1996 and 1997. In
December 1995, the Company signed a manufacturing license contract with NTC, pursuant to which NTC will assemble the systems in Egypt with parts provided by the Company. In addition, NTC will market, install, maintain and service the Company's systems in Egypt, Tanzania, Uganda, Sudan, Yemen, United Arab Emirates and
Qatar. Consistent with this strategy, the Company is seeking to enter into long-term contracts, licensing, joint venture or other similar arrangements with government authorities which typically operate public telephone networks. As at present, NTC is engaged in training personnel to fulfill its obligations under the agreement, and no revenues have been generated from the contract with NTC. NTC has been delayed in its performance for a variety of reasons.

	In August 1996, the Company signed a non-exclusive manufacturing licensing contract with GCEL which will assemble and sell the Company's systems in Russia and certain CIS countries. GCEL received the benefit of certain financing facilities pursuant to intergovernmental agreements between the Government of India and these countries. The telecommunications industry in Russia and some CIS countries have been going through a process of deregulation and privatization. As at present, GCEL and the Company have just commenced their marketing activities in Russia.

	In view of long lead times involved, it is impossible to project the volume of revenues which may be generated from the contracts with NTC and GCEL.

	During fiscal 1996 and 1997 the Company invested significant management time and financial resources to focus on research and development for the completion of CRX and CDCO systems and the initial introduction of these systems to targeted foreign countries such as Egypt, India and Russia. However, there can be no assurance that the Company will be successful in establishing a reasonable business in such countries.

Results of Operations

Year Ended March 31, 1997, Compared to Year Ended March 31, 1996

Net sales

	The Company's net sales for the year ended March 31, 1997, were $45,385, representing a decrease of $307,316 or approximately
87% from $352,701 for the year ended March 31, 1996. The decrease in net sales was primarily attributable to management's focus on completing the development of new products and introduction of these products to the international market. In fiscal 1997, the Company did not sell any of its systems, and revenues were limited to an insignificant amount received from maintenance of and add-ons to systems sold earlier by the Company.

Gross margin

	The Company includes in its cost of sales the materials and labor used, subcontractor costs and overhead incurred in the manufacture of its systems. The Company's gross margin decreased from 78% to 42% of net sales from fiscal 1996 to 1997.
Fluctuations in gross margins are primarily attributable to inventory changes, material price changes and changes in sales mix by system.

Selling, general and administrative

	Selling, general and administrative expenses increased from $469,656 in fiscal 1996 to $849,491 in fiscal 1997, representing a increase of $379,835 or approximately 44%. The absolute dollar increases in selling, general and administrative expenses from fiscal 1996 to fiscal 1997 were principally the result of increased selling expenses incurred with respect to introductory and exploratory marketing efforts in Egypt, India and Russia.
Such efforts have not resulted in any sales to date to these countries.

Provision for bad debt

	Bad debt expense amounted to zero in fiscal 1997 as well as fiscal 1996.

Research and development

	Research and development expenses increased from $41,679, or 11% of net sales, in fiscal 1996 to $109,322, or 240% of net sales, in fiscal 1997. These dollar increases in research and development expenses were primarily due to development of CDCO and CRX. All development costs are expensed in the period incurred. The Company expects to continue to commit reasonable resources to research and development in the future, particularly for certification of CDCO and CRX in foreign countries, and as commercialization of ISDN applications for the CSX continue to be developed in the U.S. and digital voice applications in the developing countries.

Income (loss) from operations or income (loss) before extraordinary item

	Loss from operations in fiscal 1997 was $(939,548) or $(.06) per share as compared with $(234,870) or $(.02) per share in fiscal 1996.

Extraordinary item

	Extraordinary gain on debt restructure in fiscal 1997 was $291,756 or $.02 per share as compared to $912,974 or $.06 per share in fiscal 1996.

Net income (loss)

	As a result of the foregoing, the net loss in fiscal 1997 was $(414,346) or $(.02) per share as compared to a net income of $625,859 or $.04 per share in fiscal 1996.

Liquidity and Capital Resources

	The Company's ability to generate cash adequate to meet its needs results primarily from sale of preferred and common stock and cash flow from operations; it is anticipated that export financing will also play a role in the foreseeable future.
Total working capital increased $5,599,233 to $5,732,593 at March 31, 1997 from $133,360 at March 31, 1996. The current ratio increased to 136.6 to 1 as at March 31, 1997 from 1.2 to 1 as at March 31, 1996. Current levels of inventory are adequate to meet short term sales. The Company believes that its current sources of liquidity will be sufficient to meet its needs for the foreseeable future. The Company believes that, if needed, it will be able to obtain additional funds required for future needs.

	The Company used $26,071 and $2,399 during fiscal 1997 and 1996 respectively, for investing activities. The cash used for investing activities relates primarily to purchases of equipment in fiscal 1997 and 1996.

	Net cash provided by financing activities was $5,570,417 and $559,841 for fiscal 1997 and 1996, respectively. The increase in net cash provided by financing activities from fiscal 1996 to
1997 was principally due to issuance of preferred stock.
The Company made principal payments of long-term debt of $489,482 (inclusive of cash settlements, given below) and
$5,219 in fiscal 1997 and 1996, respectively. The payments of long-term debt principally relate to amounts owed to JDA and RDC in each of the fiscal years during which years both JDA and RDC
agreed to revise the payment terms.   In July 1996, all of the
Company's indebtedness to RDC was settled for $100,000 cash and the issuance of warrants to purchase 100,000 shares of Common
Stock at $1.00 per share. In July 1996, all of the Company's indebtedness to JDA in the amount of $591,756 was settled for $300,000. In October 1996, the Company also repaid in full a loan of $100,000 from Dr. Agarwal inclusive of all accrued interest by conversion to 45,286 shares of common stock.

	Pursuant to the completion of the Series A and Series B Preferred Stock Transactions on July 16, 1996 and December 30, 1996, respectively, resulting in the Company receiving aggregate net proceeds of approximately $8.8 million, the Company's current sources of liquidity have significantly improved, and together with expected cash flow from operations and export financing, the Company believes its liquidity will be sufficient to meets its needs for the next 24 months.

Impact of Inflation

	Inflation has historically not had a material effect on the Company's operations.

ITEM 7 - Financial Statements

 The Financial Statements of the Company are listed in the "Index to Financial Statements and Schedule" filed as part of this Form 10-KSB.

ITEM 8 - Changes In and Disagreements With Accountants on
Accounting and Financial Disclosure.

None.

                           PART III

ITEM 9 - Directors,  Executive Officers , Promoters and Control
Persons; Compliance With Section 16(a) of the Exchange Act.

	The directors and executive officers of the Company are:

Name                   Age         Office
Jawahar C. Chatpar      49         Chairman of the Board, President, and
                                   Chief Executive Officer

Jack P. Dorfman         59         Director and Secretary

Dr. Anil K. Agarwal     55         Director

Jatinder Wadhwa         59         Director

Robert G. Keller        52         Vice President - United States

Larry S. Shluger        58         Vice President of Operations

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

	Jack P. Dorfman joined the Company as a Director in November 1993, and served as Secretary since October 1995. Since 1992,
Mr. Dorfman has served as consultant and manager for an independent community pharmacy. From 1990 to 1992, he served as a management consultant for Clark Container, a division of Mark
IV Industries, a conglomerate. From 1988 to 1990, he served as Vice President and Treasurer of US Distribution, a transportation company. Prior to 1988, he owned, managed and operated an independent community pharmacy for over fifteen years.

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

	Jatinder Wadhwa has served as a Director of the Company since 1986, and was Secretary of the Company from 1993 to 1995. Since 1992, Mr. Wadhwa has served as a management consultant to Sealy Mattress. From 1990 to 1992, Mr. Wadhwa had served as a management consultant to Gibbons Goodwin van Amerongen, an investment banking firm, and Wells Aluminum Corporation, a manufacturer of aluminum extrusion products. From 1970 to 1990, Mr. Wadhwa had served as Chief Operating Officer and Vice
President of Operations of EZ Por Corporation, a manufacturer of aluminum products.

	Robert G. Keller joined the Company as Vice President - United States in June 1997. Since 1991, Mr. Keller was engaged in various consultancy assignments. From 1986 to 1991, he was Vice
President and Chief Operating Officer of NYNEX Mobile
Communications Company. Between 1970 and 1986, Mr. Keller held several management positions initially with New York Telephone and later with NYNEX.

	Larry S. Shluger has been Vice President of Operations of the Company since August 1996. From 1991 to 1996, Mr. Shluger was
Director of Purchasing and Operations at Cashtek Corporation, a company which designs, develops and manufactures computerized gaming systems. From 1975 to 1991, he was Director of Purchasing and Operations at Kenilworth Systems Corporation until its acquisition by Cashtek Corporation. Prior to 1975 he was employed in various management positions at Ecologic
Instruments Corporation, a company which designs, develops and manufactures test equipment for the environment and pollution control fields, and Dynamic Instruments Corporation, a manufacturer of battery charges.

	There is no family relationship among the Directors and Officers of the Company.

 Section 16(a) of the Securities Exchange Act of 1934, as amended
(the "1934 Act"), requires the Company's directors and executive officers, and persons who own more than ten (10%) percent of a registered class of the Company's equity securities, to file with the Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Reporting persons are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.

 The Company's knowledge, based solely on review of the copies of such reports furnished to the Company, the following persons failed to file, on a timely basis, the following reports required by Section 16(a) of the 1934 Act: J.C. Chatpar failed to timely file a Form 3, and in connection with the receipt of certain stock options, a Form 5 in each of the fiscal years ended March 31, 1992, 1994 and 1996.  Jatinder
Wadhwa failed to timely file a Form 3, and in connection with the receipt of certain stock options, a Form 5 in each of the fiscal years
ended March 31, 1992, 1994 and 1996.   Anil Agarwal failed to timely
file a Form 3, and in connection with the receipt of certain stock options, a Form 5 in each of the fiscal years ended March 31, 1994, 1996 and 1997. Jack Dorfman failed to timely file a Form 3, and in connection with the receipt of certain stock options, a Form 5 in each of the fiscal years ended March 31, 1994 and 1996. Larry Shluger failed to timely file a Form 3 in the fiscal year ended March 31, 1997. These forms are currently being prepared for filing.

ITEM 10 - Executive Compensation

Summary Compensation Table

	The following table sets forth information concerning the compensation for services in all capacities for the fiscal years ended March 31, 1997 and March 31, 1996 of those persons who were, at March 31, 1997, the chief executive officer and the most highly compensated executive officers of the Company the ("Named Officers"). No executive officer of the Company received compensation in excess of $100,000 in fiscal years ended March 31, 1997 and March 31, 1996 other than J.C. Chatpar.

	 Annual Compensation (1)               Long Term Compensation
                                        ______________________
                                        Awards          Payouts
____________________________________________________________________________________
Name and   Year  Salary     Bonus        Other   Restricted Securities  LTIP    All
Principal                                Annual  Stock      Underlying  Payouts Other
Position                                 Compen- Awards     Options/            Compensa-
 	                                       sation             SARs(#)             tion
____________________________________________________________________________________
J.C. Chatpar,
Chairman of 1997 $130,000(2) $100,000(2) None    None       None        None    None
the Board,  1996   80,000    None        None    None       440,000     None    None
President
and Chief
Executive
Officer

_________________________________________________________________________________

(1)	The Company has concluded that the aggregate amount of
perquisites and other personal benefits paid to each of the executive officers named in the table for the 1997 and 1996 fiscal years did not exceed the lesser of 10% of such officer's total annual salary and bonus for the 1997 and 1996 fiscal years or $50,000; such amounts are not included in the table.

(2)	Mr. Chatpar's salary was raised from $80,000 per annum to
$150,000 per annum effective August 12, 1996.

         Option Grants in last Fiscal Year

	The following table sets forth information concerning stock option grants made during fiscal 1997 to the Named Officers. The Company has not granted any stock appreciation rights.


                                 Individual Grants
                   ___________________________________________________

                  Number of     % of Total
                  Securities    Options
                  Underlying    Granted To
                  Options       Employees    Exercise
                  Granted       in Fiscal    Price         Expiration
                                Year 1997    ($/Share)     Date
    Name            (#)            (1)          (2)            (3)
    ____            ___            ___          ___            ___
Larry S. Shluger   10,000         66.7%        $4.50         8/25/2006


(1) During fiscal 1997, options to purchase an aggregate of 10,000 shares granted to Mr. Shluger and options to purchase an aggregate of 5,000 shares were granted to another employee.

(2) The exercise price of the options granted were equal to the fair market of the underlying stock on the date of grant.

(3) Grants vest over a period of four years from the date of the grant at rate of 25% thereof per annum.

              Aggregated Fiscal Year-End Option Values

	The following table sets forth information concerning the number of unexercised options and the fiscal 1997 year-end value of unexercised options on an aggregated basis held by the Named Officers. The Company has not granted any stock appreciation rights and no options were exercised in fiscal 1997.


              		Number of Securities                    Value of
                Underlying Unexercised            Unexercised In-The-Money
             Options at Fiscal Year-End (#) 	Options at Fiscal Year-End ($)(1)

               ____________________________    __________________________
Name         Exercisable      Unexercisable   Exercisable    Unexercisable

 J.C. Chatpar		480,000(1)       		0           $375,000           0

(1)	Options are "in-the-money" if, on March 31, 1997, the market
price of the Common Stock ($1.81) 		exceeded the exercise price
of such options.  The value of such options is calculated by
determining the	difference between the aggregate market price
of the Common Stock underlying the options on March	31, 1997
and the aggregate exercise price of such options.

Compensation of Directors

	The directors of the Company are paid $250 per Board meeting. In addition, the Company currently reimburses each director for expenses incurred in connection with his or her attendance at each meeting of the Board of Directors or a committee on which he or she serves.

Employment Agreements and Insurance

	The Company has entered into an employment agreement with Mr. J.C. Chatpar for a three year term commencing on March 1, 1992.
Such three-year term shall be automatically extended for another three-year term commencing on the third anniversary date of the current term. The Board, however, has the authority to terminate such extension either based upon cause or without cause. "Cause" is defined as proven material dishonesty or fraud. Mr. Chatpar is entitled to receive a salary of $150,000 per annum. In recognition of the complex scientific and technical leadership which Mr. Chatpar brings to the Company, the Company has also agreed that its Board of Directors may raise his salary during the three-year term as soon as the financial resources of the Company and other business conditions permit. In such event Mr. Chatpar's salary would be at a level comparable to that of chief executive officers of other comparable technology-driven publicly held companies.

	In addition to his base salary, Mr. Chatpar shall be entitled to receive a bonus based upon the following formula: (a) 1% of gross revenues for each fiscal year in excess of $3 million provided, however, that the Company shall be profitable, (b) plus 5% of net income after deduction of the bonus provided for in (a) above, and (c) plus 10% of the increase in net income over that of the prior fiscal year after deduction of the bonus provided for in (a) above. In the event of a termination of Mr. Chatpar's employment without cause prior to February 28, 1998, Mr. Chatpar shall receive an amount equal to 5% of gross revenues earned by the Company each month beginning on the date of termination and continuing for a period of five years.

 The Company does not have employment contracts with any other officer or director.

	The Company currently maintains a $500,000 term life insurance policy on the life of J.C. Chatpar with benefits payable to the
Company.  	The Company offers basic health, major medical and life
insurance to its employees. No retirement, pension or similar program has been adopted by the Company.

ITEM 11 - Security Ownership of Certain Beneficial Owners and
Management

	The following table sets forth certain information known to the Company regarding beneficial ownership of the Common Stock as of March 31, 1997, for (i) each person o group that is known by the Company to be a beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each of the Named
Officers and directors, and (iii) all directors and executive officers of the Company as a group. Except as otherwise indicated, the Company believes that such beneficial owners, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws, where applicable.


Names and Address of   Number of Shares         Percentage Owned(1)
Beneficial Owners

J.C. Chatpar(2)
400 Oser Avenue
Hauppauge, NY 11788      5,205,712                     30.5%

Dr. Anil Agarwal(3)
804 Meadow Drive
Omaha, NE  68152           675,286                      4.0%

Jack P. Dorfman(4)
21 Rosewood Drive
Williamsville, NY 14221    160,000                        *

Jatinder V. Wadhwa(5)
400 Oser Avenue
Hauppauge, NY  11788       157,812                        *

All Directors and Officers
as a group:(4) persons   6,198,810                      36.3%

*less than 1%



(1)	For purposes of computing the percentage of outstanding
shares of Common Stock held by each person or group of persons named above, any security which such person or persons have or have the right to acquire within 60 days is deemed to be outstanding but is not deemed to be outstanding for the purpose of computing the percentage of ownership of any other person.

(2)	Does not include 476,000 shares owned by Sylvie Chatpar, his wife, and 175,000 shares owned by certain other relatives, as to which shares beneficial ownership is disclaimed. Includes
480,000 shares as to which Mr. Chatpar holds non-qualified stock options, which are exercisable at any time.

(3)	Includes 230,000 shares as to which Dr. Agarwal holds
non-qualified stock options and warrants which are exercisable at any time.

(4)	Includes 40,000 shares as to which Mr. Dorfman holds a
non-qualified stock option which is exercisable at any time. Does not include 360,000 shares owned by his wife, Sandra Dorfman, as to which beneficial ownership is disclaimed.

(5)	Includes 70,000 shares as to which Mr. Wadhwa holds
non-qualified stock options which are exercisable at any time.

ITEM 12 - Certain Relationships and Related Transactions

	In August 1995, the Company issued to Jatinder Wadhwa, Dr. Anil Agarwal, J.C. Chatpar and Jack Dorfman, directors of the
Company, non-qualified stock options to purchase 40,000, 20,000, 40,000, and 20,000 shares of Common Stock, respectively, at an exercise price of $1.00 per share.

	In October 1995, the Company issued to J.C. Chatpar and Jack Dorfman, non-qualified stock options to purchase 400,000 and 10,000 shares of Common Stock, respectively, at an exercise price of $1.00 per share.

	In August 1996, the Company issued to Larry S. Shluger incentive stock options to purchase 10,000 shares of Common Stock at an exercise price of $4.50 per share. Such options vest over a period of 4 years from the date of the grants at the rate of 25% thereof per annum.

ITEM 13 - Exhibits and Reports on Form 8-K

(a) (1) The Registrant's financial statements together with a separate table of contents are annexed hereto.

    (2) Financial Statement Schedules are listed in the separate table of contents annexed hereto.

(b) No reports on Form 8-K were filed for the three months ended March 31, 1997.

(c)        Exhibits:  See Index to Exhibits.

(d) Financial Statement Schedules: The response to this portion of ITEM 13 is submitted as a separate section of this report.

Index to Exhibits

Exhibit Number                    Description

3.1           	Composite Amended and Restated Certificate of
               Incorporation(incorporated herein by reference to
               Exhibit 3.1 to the Company's Quarterly Report on Form 10-QSB for the period ended December 31, 1996).

3.2           	Company's By-Laws, as amended (incorporated
               herein by reference to Exhibit 3(c) to the Company's Registration Statement No. 2-87696-NY on Form S-18).

10.1       	   1993 Stock Incentive Plan (incorporated herein by
               reference to Exhibit 10(a) to the Company's 1994 Annual Report on Form 10-K for the fiscal year ended March 31, 1994
               (the "1994 Form 10-K").

10.2          	Employment Agreement between the Company and J.C. Chatpar
               (incorporated herein by reference to Exhibit 10(b) to the 1994 Form 10-K).

10.3 Manufacturing License Contract between the Company and National Telecommunications Co., dated as of December 4, 1995 (incorporated herein by reference to Exhibit 10(c) to the Company's Annual Report on Form 10-KSB/A for the fiscal year ended March 31, 1996).

10.4 Amendment to Employment Agreement, dated December 4, 1996, between the Company and J.C. Chatpar (incorporated herein by reference to Exhibit 10.4 to Amendment No. 1 to the Company's Registration Statement on Form SB-2 (Registration No. 333-13999).

10.5 Manufacturing License Contract between the Company and Gujarat Communications and Electroncis, Ltd. dated as of May 30, 1996.

11             Statement regarding Computation of Loss Per Share.

27             Financial Data Schedule.

                           SIGNATURES

 In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  June 30, 1997


                           CYBER DIGITAL, INC.


                           By:/s/ J.C. Chatpar
                              ----------------
                              J.C. Chatpar
                              President

 In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature                   Title                          Date
---------                   -----                          ----



/s/ J.C. Chatpar            Chairman, President and        June 30, 1997
----------------            (Principle Executive
J.C. Chatpar                Accounting and Financial
                            Officer)



/s/ Jack P. Dorfman         Secretary and Director         June 30, 1997
-------------------
Jack. P. Dorfman



/s/ Jatinder Wadhwa         Director                       June 30, 1997
-------------------
Jatinder Wadhwa


-------------------         Director
Anil Agarwal

                             TABLE OF CONTENTS

                                                   										Page No.



INDEPENDENT AUDITORS' REPORT. .. . . . . . . . . . .          F-1



FINANCIAL STATEMENTS



	  Balance Sheets. . . . . . . . . . . . . . . . . .          F-2

	  Statements of Operations. . . . . . . . . . . . .          F-3

	  Statements of Changes in Shareholders' Equity (Deficit)..  F-4

	  Statements of Cash of Flows. . . . . . . . . . . . . . .   F-5

	  Notes to Financial Statements . . . . . . . . . . . F-6 - F-16



	  All schedules omitted are not required, not applicable, or the information is provided in the financial statements or notes therein.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Cyber Digital, Inc.
Hauppauge, New York

We have audited the accompanying balance sheets of Cyber Digital, Inc. as of March 31, 1997 and 1996 and the related statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the accompanying balance sheets referred to in the first paragraph presents fairly, in all material respects, the financial position of Cyber Digital, Inc. as of March 31, 1997 and 1996 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.




Hauppauge, New York
June 18, 1997


                             CYBER DIGITAL, INC.
                               BALANCE SHEETS
                           March 31, 1997 and 1996





ASSETS                        		       1997 			              1996


Current Assets

Cash and cash equivalents         	$ 	5,002,773         		$ 	156,027
Accounts receivable                   		327,377 	          		336,166
Inventories                           		434,473           			433,582
Prepaid and other                      		10,243                4,007
                                      ---------              -------
     Total Current Assets         	$ 	5,775,866         		$ 	929,782

Property and Equipment, net              44,098               30,691

Other Assets                             10,392               10,680
                                      ---------              -------
			                                 $ 5,829,356           $  971,153
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities

Accounts payable,
accrued expenses,and taxes        	$    	42,273           $   48,385
Current maturities of
long-term debt                               0               748,037
                                      _________             ________
	     Total Current Liabilities   	$    	42,273         		$ 	796,422

Long-Term Debt,
less current maturities                      0               148,997
                                      _________             ________
                                 		$    	42,273         		$ 	945,419


Commitments and Contingencies


Shareholders' Equity

Convertible preferred stock
-Series A $.05 par value;
authorized 9,991,940 shares;
issued and outstanding, 86
and -0- shares at March 31, 1997
and 1996, respectively             $          4            $        0
Convertible, cumulative and
participating preferred stock -
Series B-1 $.05 par value;
authorized 3,225 shares;
issued and outstanding 2,000 and
-0- sharesat March 31, 1997
and 1996, respectively                      100                     0
Preferred Stock - Series B-2
cumulative, convertible  and
participating $.05 par value;
authorized 4,835 shares;
issued and outstanding; none 	                0                    0
Common Stock - $.01 par value;
authorized,  30,000,000
shares; issued and outstanding,
17,095,176 shares and 15,110,311
shares at March 31, 1997 and 1996,
respectively                          		170,952 		          	151,103
Additional paid-in capital         		13,919,241         			6,253,146
Retained deficit                   		(8,303,214)       			(6,378,515)
                                     -----------          -----------
                                   $  5,787,083          $     25,734
                                     ___________          ___________
                                  	$ 	5,829,356         	$   	971,153
                                     ===========          ===========

                      See notes to financial statements.

                            CYBER  DIGITAL, INC.
                          STATEMENTS OF OPERATIONS
                    Years ended March 31, 1997 and 1996

			                                1997 		              	 1996


Net Sales                    		$ 	45,385            		$ 	352,701
Cost of Sales 	                 		26,120               			76,236
                                  ______                 _______
Gross Profit                 		$ 	19,265            		$ 	276,465

Operating Expenses

Selling, general and
administrative expenses       	$ 	849,491 		          $	469,656
Research and development        		109,322             			41,679
                                  _______               _______
	Total Operating Expenses     	$ 	958,813          		$ 	511,335
                                  _______               _______
Loss from Operations        	 	$	(939,548)         		$ (234,870)
                                  _______               _______

Other Income (Expense)

Interest income               	$ 	176,702           		$ 	2,992
Interest expense               	 	(11,231)           			(5,268)
Other Expense 		                   51,911 	           	(46,543)
Loss on disposal of
fixed assets                       		(387)		                	0
                                  _______               ______
 Total Other Income (Expense)  		 216,995           			(48,819)
                                  _______              _______
Loss Before Income Taxes       $ (722,553)            (283,689)
and Extraordinary Item

(Benefit) Provision for
Income Taxes 			                  (16,451)            			3,426
                                  _______              _______
Loss Before Extraordinary Item	$	(706,102)       		$ 	(287,115)

Extraordinary item
(less applicable income taxes) 			291,756            		912,974
                                  _______              _______

Net Income (Loss)           		$ 	(414,346)        		$ 	625,859
                                 =========             =======

Earnings per share calculations

Loss before extraordinary item
per common	and common
equivalent share 		           $     (0.04)             		$(.02)
Extraordinary item 	               		0.02 			             0.06
                                   _______              _______
Net (Loss) Income 		  	       $     (0.02)           		$ 	0.04
                                   =======              =======
Weighted average number of
common shares outstanding      		16,959,095 		       14,570,469
                                 ==========          ==========

                      See notes to financial statements.

                             CYBER DIGITAL, INC.
            STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                     Year Ended  March 31, 1997 and 1996



                    	_____________________Preferred Stock________________

                               	Series A    				Series B-1
              	             Shares 		Amount 		Shares 		Amount    Total
                            ______   ______   ______   ______    _____
Balance at
March 31, 1995

Exercise of
stock options

Prior period adjustment

Net income

Balance at March 31, 1996

Exercise of stock options

Preferred stock issued
-Series A                    	805    		$40

Preferred stock issued
-Series B-1                               	 				2,000 		$100

Conversion of preferred stock
-Series A                   	(496)    	(25)

Partial Redemption of
Series A preferred stock    	(223)    	(11)

Net Loss
                             _____    _____    _____   _____      ______
Balance at March 31, 1997      86      $ 4     2,000   $100       $ 104


                      -------Preferred Stock-----Common Stock-------

                              Series B-2

                            Shares   Amount   Shares      Amount      Total
                            ------   ------   ------      ------      -----
Balance at
March 31, 1995                               13,752,801  $137,528   $137,528

Exercise of
Stock Options                                 1,357,510    13,575     13,575


Prior period adjustment

Net income
                            -----  -----     ----------   -------    -------
Balance at March 31, 1996                    15,110,311   151,103    151,103

Exercise of stock options                       109,286     1,093      1,093

Preferred stock issued
-Series A

Preferred stock issued
-Series B-1

Conversion of preferred stock
-Series A                                     1,875,579    18,756     18,756

Partial redemption of
Series A preferred stock

Net Loss
                              _____    _____  _________   ________  ________
Balance at March 31, 1997       0      $ 0    17,095,176  $170,952  $170,952


                                Additional Paid-      Retained
                                   in Capital          Deficit        Total
                                ----------------      --------    -----------
Balance at
March 31, 1995                   $ 5,801,661        $(6,982,819) $(1,181,158)

Exercise of stock option             451,485                         451,485

Prior Period Adjustment                                 (21,555)     (21,555)

Net income                                              625,859      625,859
                                 -----------         -----------   ----------

Balance at March 31,1996           6,253,146          (6,378,515)    (125,369)

Exercise of stock options            141,203                          141,203

Preferred stock issued
-Series A                          7,049,460                        7,049,460

Preferred stock issued
-Series B-1                        1,684,900                        1,684,900

Conversion of preferred stock
- Series A                           743,364             (762,095)    (18,731)

Partial redemption of
Series A preferred stock          (1,952,832)            (748,258) (2,701,090)

Net Loss                                                 (414,346)   (414,346)
                                  ___________            _________  __________

Balance at March 31, 1997        $13,919,241          $(8,303,214) $5,616,027


                   See notes to financial statements.

                      CYBER DIGITAL, INC.
                   STATEMENTS OF CASH FLOWS
              Years Ended March 31, 1996 and 1997


                               			 1997 		 	        1996
Cash Flows from
Operating Activities

Net income (loss)            	$ 	(414,346) 	   	$ 	625,859
Adjustments to reconcile
net income (loss) to net
cash used in operating activites

 Depreciation 	                   	12,277 	       	 	9,608
 Amortization                         		0       		 	10,155
 Loss on sale of fixed assets       		387             			0
 Forgiveness of debt           		(291,756)     			(912,974)
 (Increase) decrease in
  operating assets:
   Accounts receivable            		8,789      			(319,734)
   Inventories 	                    	(891) 	      		60,719
   Prepaid and other assets      		(5,948)       			54,133
 Increase (decrease) in
 operating liabilities:
   Accounts payable, accrued
   expenses, and taxes           		(6,112) 		     	(11,069)
                                 _________        _________
 Net Cash Used in Operating
 Activities                  	$ 	(697,600)     	$ (483,303)
                                 _________        _________


Cash Flows from Investing Activities

	Purchase of equipment           	(30,183) 		      	(2,399)
	Proceeds from sale of
 fixed assets                     		4,112 	            		0
                                  ________          _______
  Net Cash Used in Investing
  Activities                  	$ 	(26,071) 		   $  	(2,399)


Cash Flows from Financing Activities

	Issuance of common stock     	$  	26,500     		$ 	465,060
	Payments of long-term debt    		(489,482) 	     	 	(5,219)
	Proceeds from long-term debt         		0       			100,000
	Issuance of preferred stock  		8,734,500             			0
	Redemption of preferred stock (2,701,101) 	           		0
                                __________       _________
  Net Cash Provided by
  Financing Activities       	$	5,570,417     		$ 	559,841
                                __________       _________


Net Increase in Cash and
Cash Equivalents            	$ 	4,846,746     		$  	74,139

Cash and Cash Equivalents
at Beginning of Period         			156,027 		        81,888
                                _________          _______

Cash and Cash Equivalents
at End of Period           		$ 	5,002,773 		    $ 	156,027
                                =========         ========


Supplemental Disclosures of
Cash Flow Information:

Cash paid during the
period for:
	     Income taxes 	         $     	3,328     		$     	421
	     Interest 	                      	42         			4,606

Supplemental Schedule of Non
Cash Investing and
Activities Financing

	Issuance of common stock
 in exchange for consulting
 services                   	$         	0     		$  	51,700
                                   ======           ======
	Issuance of common stock in
 exchange for legal services	$    	10,000     		$  	20,000
                                   ======           ======
	Issuance of common stock in
 exchange for debt 		             115,796 		            	0
                                  =======           ======

                       See notes to financial statements.

                          CYBER DIGITAL, INC.
                     NOTES TO FINANCIAL STATEMENTS
                        March 31, 1997 and 1996


Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Cyber Digital, Inc. (the "Company") was incorporated in the state of New York in April 1983. The Company designs, develops, manufactures and markets digital switching and networking systems that enable simultaneous communication of voice and data to a large number of users. The Company's systems are based on its propriety software technology which permits "modemless" transmission of data between a variety of incompatible and dissimilar end-user equipment, such as personal computers, printers, work stations and data terminals, over standard telephone lines.

Operating and Financing Matters

Since inception, the Company has devoted substantial resources to the design and development of the Company's systems. As such, the Company has not achieved revenue growth and has incurred operating losses. At March 31, 1997, the Company had an accumulated deficit of $8,303,214 and a shareholders' equity of $5,787,083. The increase in equity from March 31, 1996 to March 31, 1997 is due mainly to the issuance of preferred stock and an extraordinary gain on the forgiveness of debt as more fully described in Note 13. The Company had working capital of $5,732,593 at March 31, 1997 relating largely to cash and cash equivalents from the issuance of preferred stock as discussed in
Note 8. The Company historically has sufficient cash flow generated mainly from the issuance of debt and equity securities and funding from state and local agencies as discussed in Note 6, Note 8 and Note 13.

Estimates

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

Fair Value of Financial Instruments

The Company has a number of financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at March 31, 1997, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and the appropriate valuation methodologies. Considerable judgment is necessarily required in the interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents

Accounts Receivable

Accounts receivable are presented net of a zero allowance for doubtful accounts at March 31, 1997 and 1996. The allowance is based on prior experience and management's evaluation of the collectibility of accounts receivable. Management believes that the allowance is adequate. However, additions to the allowance may be necessary based on changes in economic conditions.

Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventories

The Company uses a cost system which approximates the first-in, first-out method. Inventories are valued at the lower of cost or market.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation and amortization are computed by the straight-line method over their estimated useful lives. Repairs and maintenance are charged against operations as incurred.

Deferred Financing Costs

Deferred financing costs consisting of loan origination fees, legal, accounting and other fees associated with obtaining loans from the Buffalo and Erie County Regional Development Corporation ("RDC") and the New York State Job Development Agency ("JDA"), have been capitalized and were being amortized on a straight-line basis over the original term of the related credit agreements. The amortization of deferred financing costs was $-0- and $10,155 for the years ended March 31, 1997 and 1996, respectively.

Revenue Recognition

The Company recognizes product system sales upon shipment and acceptance by the customer. Component part and software sales are recognized upon shipment to the customer.

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the bases of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses that are available to offset future federal income taxes. The Company accounts for investment tax credits using the flow-through method, and thus reduces income tax expense in the year the related assets are placed in service.

Research and Development Costs

Research and development costs are charged to expense when incurred.

Warranty Expenses

The Company records warranty expense as incurred and does not make a provision as shipments are made. Such expense is not significant.

Impairment of Long-Lived Assets

The Financial Accounting Standards Board recently issued Statement No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (FASB 121) which the Company is required to adopt effective April 1, 1996. FASB No. 121 requires that long-lived assets and certain unidentifiable intangibles held and used by the Company be reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. FASB No. 121 also requires that long-lived assets and certain unidentifiable intangibles held for sale be reported at the lower of carrying amount of fair value less cost to sell. The Company adopted FASB No. 121 effective April 1, 1996 and determined that no impairment loss need be recognized for the applicable assets.

Reclassifications

Certain prior period amounts have been reclassified to conform with the current financial statement presentation.

Earnings (Loss) Per Share

Net income (loss) per share is based on the weighted average number of shares of common stock and dilutive common share equivalents outstanding during each period. Dilutive common share equivalents include stock options.

Recently Issued Pronouncement

Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FASB 128), issued in February 1997, establishes standards for computing and presenting earnings per share and is effective for periods ending after December 15, 1997. This standard requires the Company to present basic earnings per share and diluted earnings per share. The impact of adopting this standard has not yet been determined.

Note 2 - Accounts Receivable

Pursuant to a federal government agency contract that was terminated at the convenience of the government, the Company was requested by the government to bill the government for actual costs incurred plus a reasonable mark-up for profit. In accordance with this request, the Company has billed the government agency $263,219 and has included this amount in accounts receivable at March 31, 1997 and 1996.

Note 3 - Inventories

Inventories consist of:



                                   	 	1997              	 	1996
                                  ____________        ____________

 	Raw materials              	$      277,532 	    	$     276,593
 	Work-in-process           	         46,718 	 	          33,123
 	Finished goods 	                   110,223   	 	       123,866
                                  ____________        ____________
 	 	 	 	                   	 	$      434,473    	 	$     433,582
                                  ============        ============

Note 4 - Property and Equipment

Major classes of property and equipment consist of the following:

                              	1997       	1996    	Useful Lives
                              __________________
  Machinery and equipment 	$  66,345 	$ 625,060 	5 years
 	Furniture and fixtures 	    58,120 	   53,988 	7 years
 	Leasehold improvements 	     2,920 	      -0- 	lease term
                           __________  _________
 		                          127,385 	  679,048
 	Less:
  Accumulated depreciation    83,287 	  648,357
                           _________  __________
 	 	                       $  44,098 	$  30,691
                           =========  =========

Note 5 - Other Assets

Other assets consist of security deposits, and cash surrender value on officers' life insurance.

Note 6 - Long-Term Debt

The Company's Plan of Reorganization was confirmed by the United States Bankruptcy Court for the Eastern District of New York in June 1990. Pursuant to the Plan, the Company is required to repay an aggregate of $1,102,557 and $788,032 of principal to the Buffalo and Erie County Regional Development Corporation and the New York State Job Development Agency, respectively.

The unsecured creditors are as follows:


                                                1997            1996
                                               ------          ------
BUFFALO AND ERIE REGIONAL DEVELOPMENT
CORPORATION ("RDC")
Collateralized by substantially
all of the Company's assets,
including its software technology;
payable in accordance with the Company's
Plan of Reorganization (as noted above).
In November 1995, RDC has agreed to
revise the payment terms to a
lump sum payment of $100,000 which was
paid in July 1996, and five year warrants
to purchase 100,000 shares of the
Company's common stock at a purchase
price of $1.00 per share in settlement
of the entire debt.  (see note 13)				        $ -0-        		$ 100,000

NEW YORK STATE JOB DEVELOPMENT AGENCY ("JDA")
Collateralized by substantially all of
the Company's assets,including its
software technology; payable in accordance
with the Company's Plan of Reorganization
(as noted above).  In May 1996, JDA has agreed
to revise the payment terms to a lump
sum payment of $300,000, which was paid
in July 1996, in settlement of the entire
debt. (see note 13)	                            -0-            591,756

DR. ANIL AGARWAL
Collateralized by substantially all of
the Company's assets,including its
software technology. This loan is
due and payable in full, four (4) years
from the date of issuance.  Interest
will be applied to the outstanding
balance at a rate of 15% per annum.
In October 1996, this debt was
converted into common stock. (see note 12)			    -0-           100,000

LOAN PAYABLE-BANK OF SMITHTOWN
Secured by an transportation
equipment payable over sixty
months at $158 per month
including interest at 8.4%,
final payment was made in
July 1996.                          								    -0-        		    5,144

UNSECURED CREDITORS
Pursuant to the reorganization plan,
the unsecured creditors have selected
either of the following two options:
Option I - unsecured creditors will
receive 100% of their allowed claims
commencing July 1990, paid quarterly
without interest over a seven year
period as follows:  year 1 - 5%,
year 2 - 10%, years 3 - 5 - 15%
and years 6 and 7 - 20%;  Option
II- unsecured creditors will receive
5% of their allowed claim in July 1990
and 20% of said claim on the anniversary
of the first payment, without interest,
in full and complete satisfaction
of said claim.  All claims were settled
in full during fiscal year March 31, 1997	  -0-            		   100,134
                                          -------               -------
                               									$   -0-	             	$ 897,034
  Less:  Current maturities		     					     -0-             		  748,037
                                          -------               -------
                              									$   -0-             		$ 148,997
                                          =======               =======

Note 7 - Stock Option Plans

The Company adopted a 1983 Stock Option Plan which expired in accordance with its terms in April 1993. Under the terms of the Plan, 1,462,500 shares were reserved for issuance to officers, directors and key employees meeting certain qualifications. Under the Plan, incentive stock options are granted at 100% of fair market value on the date of grant, and the employee's rights to exercise the options accrued in respect to one-quarter of the shares subject to grant each year that the employee is employed by the Company. Options granted under the plan automatically expire ten years from the date on which they are granted. Options will not be granted to any stockholder owning more than 10% of the Company's voting securities unless the option price is at least 110% of the fair market value of the shares covered by the option and will expire not less than five
years from the date it is granted.   With an exercise price of
$.38 per share, 30,000 shares are exercisable at March 31, 1997.
 Incentive stock options relative to 50,000 shares were exercised at a price of $.25 per share during fiscal year ended March 31, 1997.

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

In addition to these plans, the Company has issued non-qualified stock options and warrants upon the approval by the Board of Directors. Such options and warrants are granted at 100% of fair market value on the date of the grant. Information with respect to non-qualified stock options and warrants are summarized as follows:



                                				Price           		Shares
                                    -----             ------

	Outstanding, March 31, 1996			  $ .05 to $1.75     		1,569,000
	Granted                       		$4.50 to $6.00 	      	275,000
	Exercised                    	 	$ .25 to $1.00 		        4,000
	Canceled                      		$4.50 to $4.50 	       	10,000
                                                      ---------
	Outstanding, March 31, 1997 			 	                   	1,830,000
                                                      =========

In October 1995, the Financial Accounting Standards issued Statement No. 123 "Accounting for Stock-Based Compensation" ("FASB 123"), which is effective for the Company's year beginning April 1,1996. As permitted under FASB 123, the Company has elected not to adopt the fair value based method of accounting for its stock-based compensation plans, but will continue to account for such compensation under the provisions of Accounting Principles Board Opinion No. 25. Pro forma information regarding net income and earnings per share is required by FASB 123, and has been determined as if the Company had accounted for its stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using an option pricing model with the following weighted average assumptions for the year ended March 1997 and 1996, respectively: risk-free interest rates of 5.2%, volatility factor of the expected market price of the Company's common stock of 95.2, and a weighted-average expected life of the options of 9.25 years, and a dividend yield of 0.00%.

The options valuation model was developed for use in estimating the fair value of options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock prive volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, management has determined that the stock options have no value. As such, pro forma information would not provide different net income (loss) or earnings (loss) per share figures than those presented herein.

Note 8 - Convertible, Cumulative and Participating Preferred
Stock

In the fiscal year ended March 31, 1997, the Company completed two private placements of preferred stock. The Company sold 805 shares of 10% Series A convertible preferred stock, price at $10,000 per share. The Company also sold 2,000 shares of 10% Series B-1 convertible, cumulative and participating preferred stock, priced at $1,000 per share.

Throughout the fiscal year pursuant to an optional conversion or redemption of Series A preferred stock, 496 shares were converted into 1,875,579 shares of common stock and 223 shares were redeemed. The converted shares were converted based upon 85% of the average closing bid price for the common stock for the five trading days prior to the conversion.

The 10% Series B-1 convertible, cumulative and participating preferred stock is convertible into common shares at a rate of 85% of the last reported common stock price. As of March 31, 1997, there are $49,860 of undeclared dividends on the Series B-1 preferred stock.

The 10% Series B-2 preferred stock is convertible into common shares at a rate of 85% of the last reported common stock price.
As of March 31, 1997, this preferred stock remains unissued.

Note 9 - Income Taxes

The Company has net operating loss carryforwards for tax purposes amounting to approximately $7.9 million that may be offset against future taxable income which expires through 2011. In addition, the Company has investment and research and development tax credits for tax purposes amounting to approximately $196,000 which expire through 2003.

Deferred income taxes are recognized for differences between the bases of assets and liabilities for financial statement and income tax purposes. The utilization of these tax attributes is contingent upon the Company's ability to generate future taxable income and tax before the tax attributes expire as well as Internal Revenue Code limitation.
As a result, a valuation allowance equal to the full extent of the deferred tax asset has been established. The change is the deferred tax asset
(as well as the valuation account) was approximately $156,000 for the fiscal year ended March 31, 1997.

The Company was subject to capital based taxes for New York State for the year ended March 31, 1997. The Company was only subject to New York state minimum tax for the year ended March 31, 1996.

Note 10 - Commitments and Contingencies

Employment Contract

The Company is obligated under an employment agreement with the Chairman to pay him $80,000 during each of the years ended
February 28, 1996 through 1998. In December 1996, this amount was increased to $150,000.

In addition to such base salary, the Chairman shall be entitled to receive a bonus based upon the following formula: (i) 1% of gross revenues for each fiscal year in excess of $3 million, provided, however, that the Company shall be profitable, (ii) plus 5% of net income after deduction of the bonus provided for in (i) above, (iii) plus 10% of the increase in net income over that of the prior fiscal year after deduction of the bonus provided for in (i) above. In the event of the termination of the Chairman's employment without cause prior to February 28, 1998, he shall receive an amount equal to 5% of gross revenues earned by the Company each month beginning on the date of termination and continuing for a period of five years. The Chairman has waived his right to receive the bonus for fiscal year ended March 31, 1996 (a year in which he was entitled to a bonus).

Operating Leases

Effective April 1, 1994, the Company commenced a noncancelable operating lease that expires on March 31, 1998, with a renewal option, with respect to the Company's executive offices and operations. Rent expense was $55,416 and $46,681 for the years ended March 31, 1997 and 1996, respectively.

Operating Leases (continued)

The Company also entered into non-cancelable operating leases for a vehicle and office equipment. The monthly rental on the vehicle and office equipment is $303 and $205, respectively. The amount charged to expense was $3,636 and $2,315, respectively, for the year ended March 31, 1997 and $2,546 and $2,504 respectively, for the year ended March 31, 1996. The lease on the vehicle expired in February 1997.

Future minimum rentals are as follows:

				For years ending March 31, 1998		          $  54,886
                      							  1999         		     3,636
                                               ---------
								                                      	$  58,522
                                               =========

Government Regulation

The Company's operations are highly sensitive to regulations promulgated by the United States and throughout the world in which the Company has targeted it marketing efforts. These regulations or deregulations could affect both the competition for the Company's product as well as the costs associated with doing business abroad.

Cash in Excess of SIPC Limit

The Company has a money market fund with the Bank of New York, which is insured by the Security Investors Protection
Corporation (SIPC). The SIPC insures these accounts up to $500,000, at March 31, 1997, the uninsured balance was $4,488,897.

Pending Litigation

The Company is a defendant in an action arising from an alleged wrongful termination of a purported agreement with Brockington Securities, Inc. The Company ha sasserted counter claims and intends to vigorously defend its position. Inasmuch as discovery has not begun in this case, the outcome and range of damages or settlement (if any) is unknown.

Note 11 - Segment Information and Significant Customers

Significant Customers

The Company considers itself to be in a single industry defined as the design, manufacturing and marketing of high performance distributed digital switching and networking systems. In fiscal year ended March 31, 1997 and 1996, the Company derived 100% of its revenue from Federal government agencies. The accounts receivable for this customer accounted for 100% of the total accounts receivable at March 31, 1997 and 1996.

Note 12 - Related Party Transactions

On September 25, 1995, the Company borrowed $100,000 from Anil K.
Agarwal, a director of the Company, for working capital purposes as stated in Note 6. The note was converted into common stock in October 1996.

Note 13 - Extraordinary item

In November 1995 the Company entered into an agreement to restructure the debt with the Buffalo and Erie County Regional Development Corporation ("RDC"). The agreement calls for the Company to pay $100,000 and issue five year warrants to purchase 100,000 shares of common stock with a purchase price of $1.00 per share. The agreement for the payment of the $100,000 expired on April 14, 1996 and was extended until July 30, 1996. The extraordinary item in the amount of $912,974 is included in the calculation of net income for the fiscal year ended March 31, 1996 and has been calculated as follows:

		Debt payable to the RDC	                     			$1,012,974
		Cash payable in settlement of debt		               100,000
                                                  ----------
		Extraordinary gain on extinguishment of debt	   $  912,974
                                                  ==========

In May 1996, the Company entered into an agreement to restructure the debt with the New York Job Development Authority
(JDA). The agreement required the Company to pay $300,000 by November 17, 1996. This amount was paid in full in July 1996. The extraordinary item in the amount of $291,756 is included in the calculation of net income (loss) for the fiscal year ended March 31, 1997 and has been calculated as follows:

		Debt payable to the JDA			                     	$  591,756
		Cash paid in settlement of debt			                 300,000
                                                  ----------
		Extraordinary Gain on Extinguishment of Debt	   $  291,756
                                                  ==========

Note 14 - Prior Period Adjustment

During the year ended March 31, 1996, it was discovered that there was an error in the calculation of the New York State alternative minimum taxes due for the fiscal years ended March 31, 1994 and 1993. The following schedule outlines the effect on each of the years:

		March 31, 1993	        		     		$   10,998
		March 31, 1992			       		          10,557
                                  ----------
		Total Prior Period Adjustment			$   21,555
                                  ==========

These errors have no effect on Net (Loss) Income for the fiscal years ended March 31, 1997 or 1996.

                                Cyber Digital, Inc.
                                    Exhibit A

               Computation Of Net Income (Loss) Per Common Share
               -------------------------------------------------
                   (In Thousands Except Per Share Amounts)

                                          Year Ended March 31,
                              1997       1996     1995     1994     1993

Net Income (Loss)           $(414)       $626     $(743)   $(208)  $(224)
                            ======      ======    ======   ======  ======
Shares:
Weighted average
Common shares outstanding    16,959     14,256    13,653   13,039   12,739

Dilutive effect of
assumed conversion of
incentive stock options
and a non qualified
option (a)                     ---        1,619     ---      ---      ---

Weighted Average common
shares outstanding as
adjusted                     16,959      15,875    13,653  13,039   12,739
                             ======      ======    ======  ======   ======

Net Income (loss) per
common share:

Primary                       $(0.02)     $0.04    $(0.05) $(0.02)  $(0.02)

Fully Dilutive                $(0.02)      $0.04    $(0.05) $(0.02)  $(0.02)

                               MANUFACTURING LICENSE CONTRACT

This Manufacturing License Contract ("Contract") as of May 30, 1996 by and between the Gujarat Communications & Electronics Ltd. ("GCEL"), located at Registered office, Anurag Commercial Centre, Race Course, Baroda - 390 005, India, and Cyber Digital, Inc., a New York Corporation ("Cyber") with principle offices located at 400 Oser Avenue, Hauppauge, NY 11788, U.S.A.

WHEREAS, Cyber has developed and manufactured a range of high-performance software controlled Digital Switching Systems ("CSX", "CDCO" and "CRX") for both public and private telephone exchange applications, and markets its systems internationally;

WHEREAS, GCEL is interested in acquisition of certain technology for manufacturing and selling Cyber's digital switching systems;

WHEREAS, the parties desire to establish a mutually beneficial and harmonious business and technical relationship;

NOW, THEREFORE, it is agreed as follows:

ARTICLE 1. DEFINITIONS:
(a) "Products" or "Systems" shall mean Cyber's CSX, CDCO or CRX digital systems and its derivatives used to provide public telephone exchange services meeting specifications.

(b) "Public Telephone Exchange" shall comprise of digital exchanges for cities, towns, villages and rural sites.

(c) "Line" is defined as subscriber line, trunk line, signaling line, data line, operator line, tandem trunk line, inter-nodal digital channnels, or a digital channel of a digital trunk (i.e. E1 digital trunk consisting of 32 channels is construed as 32 lines and T1 digital trunk consisting of 24 channels is construed as 24 lines).

(d) "Total Number of Lines" shall be the total of all types of lines defined in Article 1(c).

(e) "Node" is defined as consisting of 512 ports which may be used for data, voice or trunking. Multiple nodes may be networked to obtain the desired line size capacity.

(f) "Basic Switch" is defined as node or nodes consisting of common equipment, combination of peripheral cards for lines as defined above in Article 1(c), generic operating software (GOS), and standard billing packing with software. The Basic Switch shall be powered from standard DC power input at -48VDC.

(g) "Common Equipment" for each node consists of one Disk Drive Module
    (DDM) in SKD form w/o housing, one Main Processor Unit (MPU) in SKD form, one Time Switch Unit (TSU) in SKD form, one DC Power Supply in SKD form, and backplanes in SKD form.

(h) "Peripheral Cards" for lines as defined in Article 1(c) consists of Voice Interface Unit (VIU) providing 16 subscriber line sin CKD form, T1/E1 Interface Unit (T1U/E1U) providing 2T1 or 1E1 digital trunk in
    SKI form, and Voice Trunk Unit (VTU) providing 8 analog trunks in CKD form. Each node can support a maximum of 30 Peripheral Cards.

(i) "SKD" means semi-knocked down cards which are fully tested but w/o faceplate.

(j) "CKD" means completely knocked down cards whciha re unassembled with parts in kit form.

(k) "Manufacturing Technology" shall mean the following technical information, data, and know-how furnished to GCEL by Cyber under the terms of this
    Contract:

    (1) Know-how, methods, processes and techniques for the manufacture of VIU and VTU peripheral cards from CKD parts provided by Cyber;

    (2) Know-how, methods, processes and techniques for the manufacture, assembly, testing and integration of System;

    (3) Drawings from mechanical parts such as cabinet, housings and faceplates for the manufacture and fabrication of such items.

    (4) Know how for special jigs/fixtures, for testing of cards/system including software.

ARTICLE 2. LICENSE TO MANUFACTURE AND SELL PRODUCTS
2.1 Cyber hereby grants to GCEL the following licenses:

    (a) an non-exclusive non-transferrable license to use the Manufacturing Technology for the purpose of manufacturing and selling Sytems in Russia and other CIS countries i.e. Kazakhstan, Tajikistan, Turkmenistan, and Uzbekistan. For supply to other countries prior written consent of Cyber is to be obtained for each case.

    (b) Cyber agrees to furnished GCEl with all improvements or modifications to Systems on an ongoing basis, for a period of seven years from the date of this Contract.

    (b1) Cyber shall indemnify GCEL from all patent related issues resulting from this transfer of know-how.

    (c) GCEL must comply with the Export Administration Act of the United States, as amended, and rules and regulations promulgated from time to time thereunder. Accordingly GCEL agrees (1) not to engage in any transaction involving Cyber's products which is prohibited by said law and regulations, (2) not to re-export Cyber's products to any country without approval, and (3) to execute and deliver to Cyber such documentation as Cyber may request in order to satisfy the requirements imposed by the United States from time to time. Necessary support/guidance will be extended by Cyber for this purpose to GCEL.

ARTICLE 3. TECHNICAL ASSISTANCE AND TRAINING
        For the purposes of assisting GCEL in the use of Manufacturing technology for Cyber Systems, Cyber agrees to provide the following services:

3.1 Cyber shall provide technical training with respect to manufacturing, assembly, testing, system integration, installation, database programming, maintenance and service to sufficient number of engineers/technicians of GCEL at Cyber's facilities free of cost. However, the cost of travelling, lodging, boarding, etc. will be borne by GCEL. Cyber shall, for a period of three months, provide technical training up to ten engineers/technicians of GCEL, including hardware engineers, data base programming engineers, and installation/maintenance engineers.

3.2 It shall be Cyber's intent to fully train and certify the engineers/technicians so they can perform all functions of manufacturing, assembly, testing, installation, database programming, maintenance and service on their own, without assistance from Cyber, on all future systems. Cyber ensures that the documentation and training given to GCEL will be complete and sufficient to assemble and test the equipment meeting the stipulated quality standards.

3.3 Cyber shall provide such other advice, design services and consultation relating to the outside plan cabling, transmission systems, etc. as may be reasonably required by GCEL, from time to time, for a mutually acceptable fee depending on the kind of services required by Cyber.

ARTICLE 4. CONSIDERATION

4.1 As Cyber's compensation for the license granted to GCEL hereunder, Cyber shall be entitled to the following payments:

         (a) GCEL shall pay to Cyber a license fee of US$    *      in
         three equal installments as detailed below.

             i) First installment of US$  *     will be paid as soon as
                achieving sales in Rupee equivalent to $US   *      by GCEL.

            ii) Second installment of US$  *     will be paid on
                achieving cumulative sales in Rupee equivalent of
                US$   *     by GCEL.

           iii) Third and final installment of US$   *      will be paid
                on achieving cumulative sales in Rupee equivalent of
                US$   *      by GCEL.

         (b) In addition, GCEL will pay royalty to Cyber on production of every unit on value addition in perpetuity, if allowed by Govt. of India, or for a period of 7 years from the date of commencement of production.

             i)   *  % of value addition of export sales by GCEL.

            ii)   *  % of value addition on domestic sales.

        (c) Above payments are net of taxes and shall be governed by the prevailing rules of Reserve Bank of India/Govt. of India at the time of payment.

(NOTE: * information redacted for confidential reasons)

ARTICLE 5. EQUIPMENT CONFIGURATION AND PRICES

5.1 Under this Contract, GCEL plans to purchase from Cyber its Basic Switches in SKD and CKD form at mutually agreed prices. GCEL guarantees that it shall purchase parts in SKD and CKD form only from Cyber. It shall not seek for alternative sources to circumvent Cyber.

5.2 All payments for equipment in SKD and CKD form shall be through irrevocable letters of cedit in favor of Cyber in U.S. dollars payable upon shipment.

ARTICLE 6. WARRANTY

6.1 Cyber warrants that the products manufactured as per the know how transferred to GCEL should meet all the specifications as claimed by Cyber.

6.2 GCEL shall provide warranty to their customer as per 6.1 above for design and supply of equipment and spares.

6.3 GCEL agrees to comply with quality requirement of processes and product manufacturing. GCEL agrees for third party inspection for verification and quality norms, process control parameters including inward goods inspection manufacturing, assembly, testing and packing inspection through a third party inspection or through Cyber's authorized representative/subsidiary. The remuneration towards these services will be paid to the concerned agencies by GCEL in Indian Rupee as per mutally agreed terms on case to case basis.

6.4 Cyber agrees for back to back warranty for products, manufactured by GCEL through thsi license agreement.
    In addition, Cyber's warranty shall be extended to any orders received on behalf of GCEL.

6.5 Cyber warrants that the products shall be free from defects in material and workmanship for a period of one year from the date of shipment of SKD and CKD parts. Cyber's liability shall be limited to repair or replacement of the defective goods at no charge to GCEL during the warranty period.

6.6 Cyber shall incur no liability under this warranty if:
    (1) GCEL fails to notify Cyber promptly of any known alleged defect or, (2) Cyber's tests disclose that the alleged defect is not due to defects in material workmanship, but due to any non-authorized alterations, repairs to or mishandling, abuse or misuse of equipment or any installation and maintenance not in accordance with Cyber's procedures.

6.7 The warranty provided is the only warranty given by Cyber.
    All othe representations and warranties, impressed or implied, including but not limited to implied warranties of quality and merchantability are excluded. Cyber shall have no liability to any person or entity for any incidential, consequential, or punitive damaes (whether for property damage, other commercial or business loss) of any kind.

ARTICLE 7. SOFTWARE

7.1 Title to Software furnished by Cyber to GCEL shall remain in Cyber. GCEL agrees that it shall treat the Software as the exclusvie property fo Cyber and as a proprietary and a Trade Secret of Cyber. For the useful life of any hardware provided by GCEL or its customers, Cyber shall, an does hereby, grant to GCEL a non-exclusive license to use such Software in connection with the Cyber equipment. Cyber shall provide the Software (Generic Operating Software) on hard disk drive only. GCEL cannot copy, distribute or modify the Software in whoe or in part. GCEL may sublicense use of the Software in connection with the sale of Cyber equipment, provided the sublicensor also strictly adheres to the provisions contained in 7.1.

ARTICLE 8. NON DISCLOSURE OF CONFIDENTIAL INFORMATION

8.1 During the term of this Contract, GCEL will not confidential, treat as proprietary, and provide adequate safeguards against any unauthorized disclosure of Confidential Information of Cyber. Confidential information shall consist only of those documents and data provided by Cyber to GCEL. Annexed herto and hereby made part of this Contract as Exhibit A is properly executed
    Confidential Information Agreement between both parties.

ARTICLE 9. TERM

9.1 The term of this Contract i sin perpetuity from the date hereof.

ARTICLE 10. FORCE MAJEURE

10.1 Neither party shall be held responsible for any delay or failure to perform resulting from a cause beyond the control of such party, inclduing strikes, embargoes, requirements imposed by Government regulation, civil or military authorities, acts of God or the public enemy, and acts or omissions of carriers.

ARTICLE 11. ARBITRATION

11.1 This Contract shall be construed and interpreted and all rights and obligations hereunder determined in accordance with the laws of the State of New York.

11.2 In case of any disputes which cannot be resolved by mutual goodwill, the matter shall be resolved by submitting the dispute to the American Arbitration Association ("AAA") in New York. If a dispute is submitted by one party to the AAA, the other party or parties to the dispute shall participate in the proceedings in accordance with the rules of AAA. All parties agree to submit to the award of the AAA which shallb e final and binding.

ARTICLE 12. ENTIRE CONTRACT

12.1 This Contract constitutes the entire agreement between the parties with respect to the subject matter of this contract. The provisions of this Contract supersede all prior oral and written quotations, communications, agreements, and understanding of the parties in respect of the subject matter of this Contract.

IN WITNESS WHEREOF, the parties hereto have caused this Contract to be executed by their representatives duly authorized and empowered thereunto, as of the date set forth above.

Gujarat Communications &                          Cyber Digital, Inc.
Electronics Ltd.




By:/s/ J.N Singh                                  By:/s/ J.C. Chatpar
   -------------                                     ----------------
   Managing Director                                 Chairman & CEO

                             Exhibit A
                  Confidential Information Agreement
                  ----------------------------------

For:  Gujarat Communications & Electronics Ltd., India ("Company")

WHEREAS: Cyber Digital, Inc. ("Cyber") has designed and developed CSX, CDCO and CRX digital switching systems;

WHEREAS: you, the undersigned Company (the "Company") have expressed an interest in CSX, CDCO and CRX and have requested certain additional technical and pricing information for your review; and

WHEREAS: Cyber and the Company agree that certain of the information to be made available to the Company shall be confidential and/or proprietary to Cyber.

NOW, THEREFORE, it is agreed as follows:

1.  CONFIDENTIAL INFORMATION is defined as information relating to CSX,
CDCO and CRX which is disclosed to the Company in written, graphic, machine recognizable, and/or sample form, being clearly designated,
labeled, or marked as confidential or proprietary.   Any and all information
developed by the Company in its review of CSX, CDCO and CRX, including data, graphics, photographs, written material, by-products in any form, manufacturable parts, subassemblies, and assemblies shall be the property of Cyber. All such properties, which may or may not be marked confidential, shall remain and be treated as confidential in perpetuity/

2. Each party agrees to receive and hold Confidential Information provided by the other in confidence, and to provide adequate safeguards against any unauthorized disclosure thereof in perpetuity.

3. Either party may disclose Confidenital Information to its officers, directors, and other key employees, including consultants, for the purpose of review of the business transaction between the parties, provided that all such person shall first be notified or the confidential nature of such information and agree to be bound by the restrictions herein in perpetuity.

4. In the event of any breach, threatened or actual of the provisions of this Agreement, it is stipulated and agreed that the party threatening breach or committing acts which constitute a wrongful disclosure of the CONFIDENTIAL INFORMATION may be enjoined from such acts, and the parties stipulate further than the Supreme Court of New York, County of Suffolk, shall have sole and complete jurisdiction in respect of any such claim.

THE COMPANY                              CYBER DIGITAL, INC.

By:/s/J.N. Singh                         By:/s/ J.C. Chatpar
   -------------                            ----------------
   Managing Director                        Chairman