Form 10QSB
period 1997-06-30
CYBER DIGITAL INC
filed 1997-08-13
CIK 721295

U.S. SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549





                                FORM 10-QSB

                   _________________________________________



(Mark One)

    [x]                QUARTERLY REPORT PURSUANT TO SECTION 13
                       OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                     For the quarterly period ended June 30, 1997



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

 Yes     X    No



The number of shares of stock outstanding at August 12, 1997:
17,296,052 shares of Common Stock, par value $.01 per share.

                           Cyber Digital, Inc.
                             BALANCE SHEETS






                                  ASSETS

 	CURRENT ASSETS



                                   			June 30,        			March 31,
			                                    1997 		            	1997

                                  			(Unaudited)     			(Audited)


CURRENT ASSETS

	Cash and cash equivalents         	$ 	4,179,287    		$ 	5,002,773
	Accounts receivable                   		328,527        			327,377
	Inventories                           		437,103 	       		434,473
	Prepaid expenses                        		9,631 	        		10,243
                                       ---------         ---------
	     Total Current Assets         	$ 	4,954,548    		$ 	5,774,866



PROPERTY AND EQUIPMENT, NET

	Equipment                           	$ 	128,599    		$    	66,345
	Furniture and Fixtures                 		59,425         			58,120
	Leasehold Improvements                  		2,920          			2,920
                                         -------           -------
                                    		$ 	190,944    		$   	127,385
	Accumulated depreciation              		(88,283)       			(83,287)
                                         -------           -------
TOTAL PROPERTY AND EQUIPMENT        		$ 	102,661    		$ 	   44,098


OTHER ASSETS

	Other                               	$  	11,257 	   	$    	10,392
                                         -------           -------
                                    		$5,068,466 	   	$ 	5,829,356
                                       =========         =========


         The accompanying notes are an integral part of these statements



                            Cyber Digital, Inc.
                              BALANCE SHEETS





                   	LIABILITIES AND SHAREHOLDERS' EQUITY


                                     		June 30,        		March 31,
                                    		  1997            		 1997

                                  			(Unaudited)       		(Audited)

CURRENT LIABILITIES

	Accounts payable and accrued expenses 	$ 67,797     	$   	42,273
	Current maturities of long-term debt   	     	0 	             	0
                                          ------           ------
        Total Current Liabilities     	$ 	67,797     	$   	42,273


Long-Term Debt, less current maturities      		0              		0
                                          ------           ------
	                                     	$ 	67,797     	$   	42,273



SHAREHOLDERS' EQUITY

 Preferred Stock - $.05 par value; authorized
 10,000,000 shares;
  	Convertible preferred stock - Series
     A $.05 par value; authorized 805
     shares; issued and outstanding, 0 and
     86 shares at June 30, 1997 and March 31, 1997
     respectively                            		0               	4
	  Convertible, cumulative and participating
     preferred stock - Series B-1 $.05 par value;
     authorized 3,225 shares; issued and
     outstanding 2,000 and 2,000 shares at
     June 30,1997 and March 31, 1997,
     respectively                          		100            		100
   Convertible, cumulative and participating
     preferred stock - Series B-2  $.05 par
     value; authorized 4,835 shares;
     issued and outstanding; none            		0              		0
 Common Stock - $.01 par value; authorized,
 30,000,000 shares; issued and outstanding,
 17,296,052 shares and 17,095,176 shares
 at June 30, 1997 and March 31, 1997,
 respectively                        	$ 	172,960      	$ 	170,952
 Additional paid-in capital         		13,624,918 	    	13,919,241
 Accumulated deficit                		(8,797,309)    		(8,303,214)
                                       ---------        ---------
			 		                            		  $5,000,669      	$5,787,083
                                       ---------        ---------
	 	                                   $5,068,466      	$5,829,356
                                      ==========       ==========





             The accompanying notes are an integral part of these statements

                             Cyber  Digital, Inc.
                           STATEMENTS OF OPERATIONS

                                 (Unaudited)



                                      			Three  Months Ended
                                            			June 30,

	                                     		1997      	 	 	 1996



Net sales                           $        		0 	   $  	 18,734

Cost of sales                          			18,324        			8,574
 		                                      --------         ------
 	Gross profit                      $   	(18,324) 	 	$   	10,160


Operating Expenses

	Selling, general and
 administrative expenses            	$   	229,478 	 	$   	87,875

	Research and development                		43,962           			0
                                          -------         ------

	Total operating expenses            $   	273,440 	 	$   	87,875


	Operating Profit (Loss)            	$ 	(291,764)  		$  	(77,715)


 Other Income, net                    		 	57,115 	        	 	706


 Earnings (loss) before
 extraordinary item                		$ 	(234,649) 		 $  	(77,009)


 Extraordinary gain  	                       		0      			291,756
                                        ---------        -------
	Net Income 	                       	$ 	(234,649)  		$  	214,747


Earnings (loss) per common and
 common equivalent share

	Earnings (loss) before
 extraordinary item                 	$    	(0.01)  		$    	(0.01)
	Extraordinary item                          		0         			0.02
                                         --------         -------
	Net earnings per common and
 common equivalent share            	$   	 (0.01)  		$     	0.01
                                         ========         =======


Weighted average number of common
 shares outstanding                 			17,096,313 	 	 	16,975,311



          The accompanying notes are an integral part of these statements

                                 Cyber Digital, Inc.
                              STATEMENTS OF CASH FLOWS

                                    (Unaudited)



                                   				Three Months Ended June 30,


                                      				1997   			       1996




Cash Flows from Operating Activities

	Net earnings (loss)               		$ 	(234,649) 	   	$ 	214,747

	Adjustments to reconcile net
 earnings (loss) to net cash
 provided used in operating activities:

	  Depreciation                          		3,915         			2,182
	  Amortization                           			216             			0
	  Forgiveness of debt                      			0      			(291,756)
	   (Increase) decrease in operating assets

	     Accounts receivable              			(1,150)       			(6,434)
	     Inventories                      			(2,630)        			1,847
	     Prepaid expenses                    			613         			3,005
	     Other assets                          			0             			0

	   Decrease in operating liabilities

	     Accounts payable and
      accrued expenses                  		25,525 	       		(9,780)
                                          ------            -----

      Net cash used in
      operating activities         		$ 	(208,160)  		$   	(86,189)



Cash Flows from investing activities

	Purchase of equipment 	               		(62,255)            			0
	Purchase of furniture & fixtures      			(1,305)            			0
	Purchase of leasehold improvements         			0 			            0
                                         --------          ------
      Net cash (used in) provided
      by investing activities      		$  	(63,560) 		$          	0



Cash Flows from Financing Activities

	Redemption of preferred stock     		$ 	(551,766) 		$          	0
	Issuance of common stock                   			0          			4000
	Payments of long-term debt                 			0        			(6,406)
                                         -------            -----
     Net cash (used in) provided
     by financing activities       		$ 	(551,766) 		$     	(2,406)
                                        ---------           ------

NET DECREASE IN CASH AND
CASH EQUIVALENTS                  			$ 	(823,486) 		$    	(88,595)



Cash and cash equivalents at
beginning of period                 				5,002,773        	156,027



Cash and cash equivalents at
end of period                     			$ 	4,179,287	 	$     	67,432



Supplemental Disclosure of Cash Flow Information:

	Cash paid during the period
 for Income taxes                  		$     	6,353	 	$        	404



         The accompanying notes are an integral part of these statements

                         CYBER DIGITAL, INC.

                    NOTES TO FINANCIAL STATEMENTS

                ===================================





NOTE 1 - BASIS OF PRESENTATION



The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending March 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the fiscal year ended March 31, 1997.



NOTE 2 - INVENTORIES



Inventory of purchased parts and work-in-process for eventual resale to customers are valued at the lower of cost or market, as determined by the first-in, first-out (FIFO) method and consisted of the following:


                             		June 30, 1997    		March 31, 1997
	Finished goods                $ 	110,222         $ 	110,223
	Work-in-process                  	46,718           		46,718
	Raw materials 	                  280,163          		277,532
                                  -------            -------
	            	                    437,103 	         	434,473
                                  =======            =======


                    Management's Discussion and Analysis

              of Financial Condition and Results of Operations





Results of Operations





Net sales decreased 100% in quarter ended June 30, 1997 over the prior year's same quarter. Net sales for quarter ended June 30, 1997 were $0 as compared to $18,734 for quarter ended June 30, 1996. Gross profit (loss) for quarter ended June 30, 1997 was $(18,324) compared to $10,160 for quarter ended June 30, 1996. Fluctuations in gross profit margins are primarily attributable to price changes, changes in sales mix by product or distribution channel. Selling, general and administrative expenses increased by 261% in quarter ended June 30, 1997 as compared to quarter ended June 30, 1996. Profit (loss) from operations for quarter ended June 30, 1997 was $(291,764) as compared with $(77,715) for quarter ended June 30, 1996. Net income (loss) for quarter ended June 30, 1997 was $(234,649) or $(.01) per share as compared to $214,747 or $.01 per share for quarter ended June 30, 1996.







Liquidity and Capital Resources



During the three month period ended June 30, 1997, the Company redeemed a certain number of shares of Series A Preferred stock for an aggregate of $551,766. Total working capital decreased by $845,843 to $4,886,750 for quarter ended June 30, 1997 from $5,732,593 for period ended March 31, 1997. The current ratio decreased to 73.1 to 1 as at June 30, 1997 from 136.6 to 1 as at March 31, 1997. Current levels of inventory are adequate to meet short term sales. There were no significant capital expenditures in the quarter ended June 30, 1997. The Company believes that its current sources of liquidity will be sufficient to meet its needs for the foreseeable future. The
Company believes that, if needed, it will be able to obtain additional funds required for future needs.

                        CYBER DIGITAL, INC.


PART II. OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS IN FORM 8-K



A).  Exhibits.
     27 Financial Data Schedule



B).  Reports on Form 8-K
     No reports on Form 8-K were filed by the Registrant for the three months ended June 30, 1997.





                               Signatures



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               CYBER DIGITAL, INC.





DATED:  August 13, 1997
                               By:  \s\ Jawahar Chatpar
                               Chairman, Principal Financial
                                          Officer

                              Index To Exhibit

Exhibit
Number                        Description


27                            Financial Data Schedule