Form 10QSB
period 1997-09-30
CYBER DIGITAL INC
filed 1997-11-14
CIK 721295

U.S. SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549





                               FORM 10-QSB

                   _________________________________________



(Mark One)

    [x]                QUARTERLY REPORT PURSUANT TO SECTION 13
                       OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                    For the quarterly period ended September 30, 1997



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

 Yes     X    No



The number of shares of stock outstanding at September 30, 1997:
17,366,052 shares of Common Stock, par value $.01 per share.



                        Cyber Digital, Inc.


                           BALANCE SHEETS



ASSETS

                             			September 30,       			March 31,
                                  		1997           	 	 	1997

                             			(Unaudited)       			(Audited)


CURRENT ASSETS

Cash and cash equivalents  	$ 	3,719,248       		$ 	5,002,773

Accounts receivable            		357,387           			327,377

Inventories                    		444,831 		          	434,473

Prepaid expenses                 		6,325            			10,243



	     Total Current Assets 	$ 	 4,527,791 	      	$	5,774,866



PROPERTY AND EQUIPMENT, NET

Equipment 	                 $     	172,093	      	$    	66,345

Furniture and Fixtures            		59,425 	          		58,120

Leasehold Improvements             		2,920 	           		2,920

                          		$     	234,438      		$   	127,385

     Accumulated depreciation   			(95,294) 	        		(83,287)

Total Property And Equipment		$   	139,144      		$    	44,098



OTHER ASSETS

	Other                       	$     	10,392    	 	$    	10,392


	                            	$  	4,677,327    	 	$ 	5,829,356




                           Cyber Digital, Inc.



                            BALANCE SHEETS



                    	LIABILITIES AND SHAREHOLDERS' EQUITY



                                     			September 30, 	        	March 31,

                                      			  1997                		 1997

                                      			(Unaudited) 	         	(Audited)

CURRENT LIABILITIES

	Accounts payable and accrued expenses   	$ 	77,537         	$ 	42,273

	Current maturities of long-term debt           		0                		0



	     Total Current Liabilities 	         $ 	77,537 	        $ 	42,273



Long-Term Debt, less current maturities         		 0 	              	0



                                         		$ 	77,537       	$  	42,273



SHAREHOLDERS' EQUITY 	Deficit in shareholders' equity

	Preferred Stock - $.05 par value;
 authorized 10,000,000 shares

 Convertible preferred stock
 - Series A $.05 par value;
 authorized 805 shares; issued
 and outstanding, 0 and 86 shares
 at September 30, 1997 and March 31,
 1997 respectively 	                                  	  0        		4

 Convertible, cumulative and
 participating preferred stock
 - Series B-1 $.05 par value;
 authorized 3,225 shares; issued
 and outstanding 2,000 and 2,000
 shares at September 30, 1997
 and March 31, 1997, respectively 		                   100        100

 Convertible, cumulative and
 participating preferred stock
 - Series B-2  $.05 par value;
 authorized 4,835 shares; issued
 and outstanding; none 	                        	        0        		0

 Common Stock - $.01 par value;
 authorized,  30,000,000
 shares; issued and outstanding,
 17,366,052 shares and 17,095,176
 shares at September 30, 1997 and
 March 31, 1997,  respectively                 	$ 	173,661 	$ 	170,952

 Additional paid-in capital                   		13,648,011 		13,919,241

 Accumulated deficit 	                         	(9,221,982)		(8,303,214)

                                            		$ 	4,599,790	$ 	5,787,083

                                            		$ 	4,677,327 $ 	5,829,356








                               Cyber  DigitaI, Inc.



                             STATEMENTS OF OPERATIONS

                                  (Unaudited)





                                              			Three  Months Ended

	                                                		September 30,

                                          			1997 	 	         	 1996


Net sales  	                            	$ 	28,410 	        	$ 	10,974

Cost of sales                            			26,002            			9,187



 	Gross profit                           	$ 	2,408 	       	$   	1,787



Operating Expenses

	Selling, general and administrative
 expenses 	                              $ 	413,603       	 	$	352,147

	Research and development                 	 	46,056        	 	 	14,846



	Total operating expenses               	$ 	459,659 	 	     $ 	366,993



	Operating Profit (Loss)               	$ 	(457,251) 	     	$	(365,206)



Other Income, net                        		 	50,380 	        	 	58,091

Earnings (loss) before
extraordinary item

NET EARNINGS (LOSS)                   	$ 	(406,871)      		$ 	(307,115)

Extraordinary gain                            			0           			51,911

Net Income (Loss) 	                   	$ 	(406,871)      		$ 	(255,204)

Earnings (loss) per common
and common equivalent share

Earnings (loss) before
extraordinary item 	                   $    	(0.02)     	 	$     (0.02)

Extraordinary item                          		0.00 	           	 	0.00

Net earnings (loss) per
common and common equivalent          	$    	(0.02)  	     $    	(0.02)


Weighted average number of
common shares outstanding              			17,146,528     	 	 	15,112,311



                             Cyber  DigitaI, Inc.



                          STATEMENTS OF OPERATIONS

                                 (Unaudited)


                                     			Six  Months Ended

                                       			September 30,



                                      			1997 	          	 	 1996

Net sales                           	$ 	28,410         	 	$ 	29,709

Cost of sales                        			44,326            			17,761

Gross profit                       	$ 	(15,916) 	        	$ 	11,948



Operating Expenses

Selling, general and
administrative expenses 	           $ 	641,535         	 	$ 440,023

Research and development 	             	91,564 	          	 	14,846

Total operating expenses           	$ 	733,099         	 	$	454,869



Operating Profit (Loss)            	$	(749,015) 	        	$(442,921)



Other Income, net                  		 	107,495          	 	 	58,798



Earnings (loss) before
extraordinary item 	              	$ 	(641,520)        	$(384,123)

Extraordinary item                        			0 	        		343,667

Net Income (Loss)                 	$ 	(641,520) 		      $ (40,456)



Earnings (loss) per common
and common equivalent share

Earnings (loss) before
extraordinary item               	$     	(0.02) 	      	$ 	(0.02)

Extraordinary item                      		0.00 	 	         	0.02

Net earnings (loss) per
common and common equivalent     	$     	(0.02)         $  	0.00



Weighted average number of
common shares outstanding          			17,146,528 	 	    	15,112,311



                               Cyber Digital, Inc.



                             STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                       			Six Months Ended September 30,


                                        			1997 		                	1996
Cash Flows from Operating Activities

Net earnings (loss) 	               $ 	(641,520)           		$ 	(40,456)

Adjustments to reconcile net
earnings (loss) to net cash
provided by (used in) operating
activities:

Depreciation 	                          	11,576                			4,581

Amortization                              		432 	                   		0

Forgiveness of debt 		                        0             			(343,667)

(Increase) decrease in operating assets

Accounts receivable                   		(30,010) 	                		437

Inventories 	                          	(10,358) 		              	3,638

Prepaid expenses 	                       	3,920 			              (2,785)

Increase (decrease) in operating liabilities

Accounts payable and accrued expenses 	 	35,263                			6,472


Net cash used in
operating activities	               $ 	(630,697) 		           $(371,780)



Cash Flows from Investing Activities

Purchase of equipment              	$ 	(105,749)            		$ 	(7,159)

Purchase of Furniture & Fixtures       		(1,305) 			                  0

Net cash used in investing
activities                         	$ 	(107,054)           		 $ 	(7,159)



Cash Flows from Financing Activities

Redemption of preferred stock       	$ 	(613,274) 	         	$ 	7,049,500

Issuance of common stock 	               	67,500               			119,798

Payments of long-term debt                   		0            	  		(550,911)

Proceeds from borrowings                      	0                     			0

Net cash provided by
financing activities 	               $ 	(545,774)          	 $ 	6,618,387



NET INCREASE (DECREASE)
IN CASH AND CASH EQUIVALENTS       		$	(1,283,525)         		$ 	6,239,448



Cash and cash equivalents
at beginning of period               			5,002,773                	156,027

Cash and cash equivalents
at end of period                   		$ 	3,719,248 	 	         $	6,395,475


Supplemental Disclosure of Cash Flow Information:

Cash paid during the
period for Income taxes             	$         	0          	 	$      	404



                             CYBER DIGITAL, INC.

                        NOTES TO FINANCIAL STATEMENTS

                      ===================================









NOTE 1 - BASIS OF PRESENTATION



The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending March 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the fiscal year ended March 31, 1997.







NOTE 2 - INVENTORIES



Inventory of purchased parts and work-in-process for eventual resale to customers are valued at the lower of cost or market, as determined by the first-in, first-out (FIFO) method and consisted of the following:

                       		September 30, 1997         		March 31, 1997

Finished goods          $ 	110,223                    $ 	110,223

Work-in-process            	46,718 	                     	46,718

Raw materials             	287,890                     		277,532


                        $ 	444,831 		                    434,473



                       Management's Discussion and Analysis

                 of Financial Condition and Results of Operations



Results of Operations

For Three Months Ended September 30, 1997

Net sales increased 159% in quarter ended September 30, 1997 over the prior year's same quarter. Net sales for quarter ended
September 30, 1997 were $28,410 as compared to $10,974 for quarter ended September 30, 1996. Gross profit for quarter ended September 30, 1997 was 8% of net sales as compared to 16% for quarter ended September 30, 1996. Fluctuations in gross profit margins are primarily attributable to price changes, changes in sales mix by product or distribution channel.
Selling, general and administrative expenses as a percentage of sales decreased from 3,209% in quarter ended September 30, 1996 to 1,456% in quarter ended September 30, 1997. Profit (loss) from operations for quarter ended September 30, 1997 was $(457,251) as compared with $(365,206) for quarter ended
September 30, 1996.  Net income (loss) for quarter ended
September 30, 1997 was $(406,871) or $(.02) per share as compared to $(255,204) or $(.02) per share for quarter ended
September 30, 1996.



For Six Months Ended September 30, 1997

Net sales decreased 4% in the period ended September 30, 1997 over the prior year's same period. Net sales for the six month period ended September 30, 1997 were $28,410 as compared with $29,709 for the period ended September 30, 1996. Gross profit for the period ended September 30, 1997 was 56% of net sales as compared to 40% for the period ended September 30, 1996.
Selling, general and administrative expenses as a percentage of sales increased from 1,481% in the period ended September 30, 1996 to 2,258% in the period ended September 30, 1997 due to a decrease in revenues during such periods. Profit (loss) from operations for the period ended September 30, 1997 was $(749,015) as compared with $(442,921) for the period ended
September 30, 1996.  Net income (loss) for the period ended
September 30, 1997 was $(641,520) or $(.02) per share as compared with $(40,456) or $.00 per share for the period ended
September 30, 1996.


Liquidity and Capital Resources

Total working capital decreased by $1,282,339 to $4,450,254 for quarter ended September 30, 1997 from $5,732,593 for period ended March 31, 1997. The current ratio decreased to 58.40 to 1 as at September 30, 1997 from 136.6 to 1 as at March 31, 1997.
Current levels of inventory are adequate to meet short term sales. There were no significant capital expenditures in the quarter ended September 30, 1997. The Company believes that its current sources of liquidity will be sufficient to meet its needs for the foreseeable future. The Company believes that, if needed, it will be able to obtain additional funds required for future needs.


                     CYBER DIGITAL, INC.


PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS IN FORM 8-K



A).  Exhibits.



       3.1 Composite Amended and Restated Bylaws of the Company.

      10.1 Amended and Restated Employment Agreement, dated as of
           August 4, 1997, between the Company and J.C. Chatpar.

      27   Financial Data Schedule



B).  Reports on Form 8-K

     No reports on Form 8-K were filed by the Registrant for the three months ended September 30, 1997.



Signatures



Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               CYBER DIGITAL, INC.





DATED:  November 14, 1997
                                       By: \s\ J.C. Chatpar
                                       Chairman, Principal Financial
                                             Officer

