Form 10QSB
period 1997-12-31
CYBER DIGITAL INC
filed 1998-02-18
CIK 721295

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                               FORM 10-QSB

                   _________________________________________

(Mark One)

    [x]                QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended December 31, 1997

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

 Yes     X    No


The number of shares of stock outstanding at December 31, 1997:
17,386,052 shares of Common Stock, par value $.01 per share.


                        Cyber Digital, Inc.
                           BALANCE SHEETS

ASSETS

                             			December 31,       			March 31,
                                  		1997           	 	 	1997

                             			(Unaudited)       			(Audited)


CURRENT ASSETS
Cash and cash equivalents     	$ 	3,176,456       		$ 	5,002,773
Accounts receivable            	   	357,287           			327,377
Inventories                    	  	 433,064 		          	434,473
Prepaid expenses                    		6,415            			10,243
                               ------------         ------------
	     Total Current Assets   	$ 	 3,973,223 	      	$	 5,774,866

PROPERTY AND EQUIPMENT, NET
Equipment 	                  $     	229,259        	$    	66,345
Furniture and Fixtures             		59,425 	           		58,120
Leasehold Improvements              		2,920 	            		2,920
                             --------------         ------------
                           		$     	291,604       		$   	127,385
     Accumulated depreciation   			(106,843)  	        		(83,287)
                             --------------         ------------
Total Property And Equipment	$     	184,761       		$    	44,098


OTHER ASSETS
	Other                      	$      	15,977      	 	$    	10,392
                             --------------         ------------

	                           	$  	 4,173,961      	 	$ 	5,829,356
                             ==============         ============

                 LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES
	Accounts payable and
  accrued expenses          	$       71,026        	$    	42,273
	Current maturities
  of long-term debt                     		0                	  	0
                             --------------         ------------
   Total Current Liabilities $      	71,026	        $    	42,273


Long-Term Debt,
 less current maturities               		 0 	                 	0
                             --------------         ------------
                             $      71,026          $     42,273


SHAREHOLDERS' EQUITY
	Preferred Stock - $.05 par value;
 authorized 10,000,000 shares

 Convertible preferred stock
 - Series A $.05 par value;
 authorized 805 shares; issued
 and outstanding, 0 and 86 shares
 at December 31, 1997 and March 31,
 1997 respectively 	        $       	  0            $       		4

 Convertible, cumulative and
 participating preferred stock
 - Series B-1 $.05 par value;
 authorized 3,225 shares; issued
 and outstanding 2,000 and 2,000
 shares at December 31, 1997
 and March 31, 1997, respectively    100                   100

 Convertible, cumulative and
 participating preferred stock
 - Series B-2  $.05 par value;
 authorized 4,835 shares; issued
 and outstanding; none 	       	        0                  		0

 Common Stock - $.01 par value;
 authorized,  30,000,000
 shares; issued and outstanding,
 17,386,052 shares and 17,095,176
 shares at December 31, 1997 and
 March 31, 1997, respectivel    	 	173,861 	          	170,952

 Additional paid-in capital   		13,664,111 		       13,919,241
 Accumulated deficit           	(9,735,137)        	(8,303,214)
                            --------------        ------------
                           		$  	4,102,935        $ 	5,787,083
                             -------------        ------------
                           		$  	4,173,961        $ 	5,829,356
                             =============        ============

[CAPTION]

                               Cyber  DigitaI, Inc.
                             STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                              			Three  Months Ended
	                                                		December 31,
                                          			1997 	 	         	 1996

Net sales  	                            	$ 	     0 	        	$ 	 4,564

Cost of sales                            			49,188            			5,556
                                         ---------           ---------

Gross profit                            	$ (49,188)	        	$  (1,001)
                                         ---------           ---------

Operating Expenses
	Selling, general and administrative
 expenses 	                              $ 441,248        	 	$	 244,296
	Research and development                 	 67,457               19,296
                                         ---------           ----------
 	Total operating expenses              	$ 508,705 	 	       $ 	263,592
                                         ---------           ----------

	Operating Profit (Loss)                	$(557,893) 	     	  $ (264,593)


Other Income, net                           44,737               40,684
                                         ---------           ----------

Net Loss                                 $(513,156)          $ (223,909)
                                         =========           ==========

Net loss per common and
common share equivalent                 	$  	(0.03)  	       $   	(0.01)


Weighted average number of
common shares outstanding              			17,327,822     	 	 	15,379,893
                                          ==========          ==========

                             Cyber  DigitaI, Inc.
                          STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                     			Nine Months Ended
                                       			December 31,

                                      			1997 	          	 	 1996

Net sales                           	$  	28,410         	 $  	34,273

Cost of sales                        			 93,514            			23,326
                                     ----------           ----------
Gross profit (loss)                 	$ 	(65,104)	        	$  	10,947
                                     ----------           ----------
Operating Expenses
 Selling, general and
 administrative expenses 	           $1,082,784        	  $  684,319
 Research and development 	             159,020	          	 	 34,142
                                     ----------           ----------
 Total operating expenses           	$1,241,804        	 	$  718,461
                                     ----------           ----------

Operating Loss                      $(1,306,908)         	$ (707,514)

Other Income, net                  		 	 152,232              110,948
                                     ----------           ----------
Loss before
extraordinary item 	               	$(1,154,676)         	$ (596,566)

Extraordinary gain                            0              343,667
                                    -----------           ----------

Net Loss                           	$(1,154,676)  		      $ (252,899)



Earnings (loss) per common
and common equivalent share

Earnings (loss) before
extraordinary item               	$     	(0.07) 	       	$   	(0.04)

Extraordinary item                      		0.00 	 	            	0.02
                                  ------------           ----------
Net earnings (loss) per
common and common equivalent     	$     	(0.07)          $   (0.02)
                                  ============           ==========

Weighted average number of
common shares outstanding        			17,327,822  	 	    	15,379,893
                                   ===========          ==========

                               Cyber Digital, Inc.
                             STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                       			Nine Months Ended December 31,
                                        			1997 		                	1996

Cash Flows from Operating Activities

Net loss            	               $(1,154,676)             $   (252,899)

Adjustments to reconcile net
Loss to net cash provided by
(used in) operating
activities:

Depreciation 	                          	21,921                     7,854
Amortization                              		770                       365
Forgiveness of debt 		                        0               			(343,667)
(Increase) decrease in operating assets
Accounts receivable                   		(29,910)	                		 6,143
Inventories 	                             1,409 		              	  (3,076)
Prepaid expenses 	                       	3,828   			              (2,775)
Other assets                             (4,720)                        0

Increase (decrease) in operating liabilities
Accounts payable and accrued expenses 	 	28,754                   (16,966)
                                    -----------                  ---------
Net cash used in
operating activities	               $(1,132,624)   		          $  (605,021)
                                    -----------                -----------

Cash Flows from Investing Activities

Purchase of equipment              	$ 	(162,914)             		$ 	 (19,323)
Purchase of furniture & fixtures       		(1,305) 			                (4,132)
Purchase of leasehold improvements            0                     (2,920)
                                    -----------                -----------
Net cash used in investing
activities                         	$ 	(164,219)            		 $  	(26,375)
                                    -----------                -----------

Cash Flows from Financing Activities

Issuance of preferred stock
Series A                            $         0                $ 7,050,368
Redemption of preferred
stock Series A                         (613,274)                (1,649,849)
Issuance of preferred Stock
Series B                                      0                  1,780,000
Issuance of common stock                 83,800                    119,796
Conversion of debenture                       0                   (100,000)
Payments of long-term debt                    0                   (450,911)
                                    -----------                -----------
Net cash provided by (used in)
financing activities                $  (529,474)               $ 6,749,404
                                    -----------                -----------

NET INCREASE (DECREASE)
IN CASH AND CASH EQUIVALENTS      		$(1,826,319)            		$ 	6,118,008

Cash and cash equivalents
at beginning of period             			5,002,773                   	156,027
                                    -----------               ------------
Cash and cash equivalents
at end of period                   	$ 3,176,456   	 	         $ 	6,274,035
                                    ===========               ============

Supplemental Disclosure of Cash Flow Information:

Cash paid during the
period for Income taxes           	$        126            	 	$      3,328


[CAPTION]


                             CYBER DIGITAL, INC.
                        NOTES TO FINANCIAL STATEMENTS
                      ===================================

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ending March 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the fiscal year ended March 31, 1997.


NOTE 2 - INVENTORIES

Inventory of purchased parts and work-in-process for eventual resale to customers are valued at the lower of cost or market, as determined by the first-in, first-out (FIFO) method and consisted of the following:


                       		December 31, 1997         		March 31, 1997

Finished goods          $ 	110,223                    $ 	110,223
Work-in-process            	46,718 	                     	46,718
Raw materials             	285,843                     		277,532
                        ----------                    ----------
                        $ 	433,064	  	                $  434,473



                       Management's Discussion and Analysis
                 of Financial Condition and Results of Operations


Results of Operations

For Three Months Ended December 31, 1997

Net sales for quarter ended December 31, 1997 were zero as compared to $4,564 for quarter ended December 31, 1996.
Gross profit for quarter ended December 31, 1997 was $(49,188) as compared to $(1,001) for quarter ended December 31, 1996.
Fluctuations in gross profit margins are primarily attributable to price changes, changes in sales mix by product or distribution channel.
Selling, general and administrative expenses were $441,248
in quarter ended December 31, 1997 as compared to $244,296 for quarter ended December 31, 1996. Profit (loss) from operations for quarter ended December 31, 1997 was $(557,893) as compared with $(264,593) for quarter ended
December 31, 1996.  Net income (loss) for quarter ended
December 31, 1997 was $(513,156) or $(.03) per share as compared to $(223,909) or $(.01) per share for quarter ended
December 31, 1996.

For Nine Months Ended December 31, 1997

Net sales for the period ended December 31, 1997 were $28,410 as compared to $34,273 for the period ended December 31, 1996.
Gross profit for the period ended December 31, 1997 was $(65,104) as compared to $10,947 for the period ended December 31, 1996.
Selling, general and administrative expenses were $1,082,784 for the period ended December 31, 1997 as compared to $684,319 for the period ended December 31, 1996. Profit (loss) from operations for the period ended December 31, 1997 was $(1,306,908) as compared with $(707,514) for the period ended
December 31, 1996. Extraordindary gain on debt restructure for the period ended December 31, 1997 was zero as compared with $343,667 or $.02 per share for the period ended December 31, 1996.
Net income (loss) for the period ended December 31, 1997 was $(1,154,676) or $(.07) per share as compared with $(252,899) or
$(.02) per share for the period ended December 31, 1996.


Liquidity and Capital Resources

Total working capital decreased by $1,830,396 to $3,902,197 for quarter ended December 31, 1997 from $5,732,593 for period ended March 31, 1997. The current ratio decreased to 55.94 to 1 as at December 31, 1997 from 136.6 to 1 as at March 31, 1997.
Current levels of inventory are adequate to meet short term sales. There were no significant capital expenditures in the quarter ended December 31, 1997. The Company believes that its current sources of liquidity will be sufficient to meet its needs for the foreseeable future. The Company believes that, if needed, it will be able to obtain additional funds required for future needs.


                     CYBER DIGITAL, INC.


PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS IN FORM 8-K

A).  Exhibits.

      27   Financial Data Schedule


B).  Reports on Form 8-K

     No reports on Form 8-K were filed by the Registrant for the three months ended December 31, 1997.



Signatures



Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               CYBER DIGITAL, INC.





DATED:  February 14, 1997
                                       By: \s\ J.C. Chatpar
                                       Chairman, Principal Financial
                                             Officer

