Form 10KSB
period 1998-03-31
CYBER DIGITAL INC
filed 1998-06-29
CIK 721295

=================================================================


              SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549


                           FORM 10-KSB
(Mark One)

      [ X ]         ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934


                     FOR THE FISCAL YEAR ENDED MARCH 31, 1998

                                    OR

      [    ]         TRANSITION REPORT UNDER SECTION 13 OR
                                    15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from            to
                         Commission file number 0-13992


                              CYBER DIGITAL, INC.
                 (Name of small business issuer in its charter)

      New York                                         11-2644640
(State or other jurisdiciton                     (I.R.S. Employer
of incorporation or organization)                 Identification No.)


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

Yes   X      No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

This issuer's revenues for its most recent fiscal year are $66,110.

The aggregate market value of the voting and non-voting common stock held by nonaffiliates of the registrant at April 30, 1998 was $21,655,425 based on a total of 12,374,529 shares held by nonaffiliates and the closing bid price in the over-the-counter market on that date which was $1.75.

The number of shares of common stock outstanding at March 31, 1998:
17,386,053 shares of Common Stock, par value $.01 per share.

Transitional Small Business Disclosure Format (check one)

Yes ____  No __X__



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

	The Company has designed and developed a family of switches (see "Types of Systems" below) which, by interfacing with appropriate methods of wireless transmission, can easily and rapidly provide telecommunications services to consumers who are underserved or have no service at all, as in the case of many developing countries. The Company's products are suitable for both densely packed urban areas as well as sparsely populated rural areas. In the United States, the enactment of the Telecommunications Act of 1996 (the "Telecommunications Act") has resulted in the creation of a large market for the Company's products since they are capable of serving the requirements of some carriers now attempting to by-pass the regional Bell operating companies.

	The Company has sold approximately 76 systems substantially all of which have been the Cyber Switch Exchange ("CSX"), an integrated voice and data switch which functions as a private network for up to 100,000 users. It has sold one Cyber Rural
Exchange ("CRX") which functions as a rural telephone exchange to serve widely dispersed subscribers. The Cyber Distributed
Central Office ("CDCO") is designed to serve subscribers in densely populated metropolitan areas. CRXs and CDCOs communicate with each other by wireless means thereby eliminating the need for infrastructure cabling.

	After development of its first technology in 1987, the Company targeted the Federal Government market for sale of CSX. CSX was also sold to a Chinese Government owned joint venture. These sales established the efficacy of the Company's base technology.
Concurrently with the on-going development of CDCO and CRX, the Company has targeted the huge emerging international market which is seeking cost-effective technology as well as the newly created domestic market for CDCO and CRX type systems.

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

	In the area of voice communications, digital technology enabled telephone companies to improve the quality of voice communication and also provide additional features and services, such as call forwarding and conferencing and least-cost-routing for long distance calls by microprocessor-based software control. Such digital technology has been applied to both public exchanges, which serve cities, towns and villages, and private branch exchanges (or "PBXs") which serve offices and other large organizations. The need for data communications arose largely within the office environment. These needs were met by local area networks ("LANs") which require a different type of cabling and associated equipment than the Company provides. Such LANs are limited to small offices typically having less than a hundred data users.

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

	As separate data networks became more prevalent, it became apparent that a data network which utilizes the existing telephone cabling would be the most cost effective solution, and would also provide greater manageability with an increasing number of users. In an effort to facilitate such deployment of integrated voice and data networks (commonly referred to as Integrated Service Digital Networks ("ISDN")), the International Telephone Union ("ITU") adopted international standards for ISDN in 1987; Bell Communications and Research ("BELLCORE") adopted ISDN standards for the U.S. market in November 1992. It is anticipated that the combined power of ISDN based switches and fiber optic cables will provide the basis for the growth in an array of applications and electronic information services, such as computer-to-computer communications, office systems integration, video-text, video-phone, video-conferencing, electronic mail, informational data bases, Internet and multi-media usage and access, all simultaneously with voice transmission capability over the same network.

	In technologically advanced countries, extensive public voice telephone networks are already in place. Innovation and change in the form of simultaneous voice and data communications are now taking place in the domain serviced by private networks.
Private networks providing new types of services are, therefore, growing at a much faster rate than public voice networks. On the other hand, in the developing world (Eastern Europe, Russia, China, India, and Latin America), there is demand for voice-only public networks to serve individuals and business subscribers in cities, towns and villages. The Company's systems are designed to meet the sophisticated voice/data needs of private networks in the United States and the basic voice-only needs of public networks in developing countries.

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

	Prior to 1996, regional Bell operating companies (and some independent telephone operating companies) had a monopoly in providing local services and long distance access in their respective defined territories. The enactment of the Telecommunications Act dismantled the barriers between local and long distance carriers which prevented them from offering services to one another's customers. Furthermore, the Telecommunication Act also enabled new entrants to the telecom business to provide both local and long distance services without any restrictions as to the geographical territory served, subject to such companies obtaining any required license. These entrants in the telecom business as well as existing carriers are seeking to employ new cost effective technologies made possible by software based systems and applications of wireless technology. The Company's believes that its range of products can satisfy a significant part of this emerging switching market demand.

Types of Systems

	The Company completed the development of its first technology in 1987, at which time it began marketing its CSX system on a limited basis. The Company is constantly developing additional new technologies and software that has enabled it to create new systems such as the CDCO and the CRX for various applications, primarily for developing countries and domestic local carriers attempting to bypass the Bell operating companies. Although the Company has only recently started to market these new systems, the Company believes that these systems are capable of providing the functions for which they have been designed.

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

	The nodal structure of the system permits changes to the functionality of the system simply by using different software while keeping the same common hardware. CDCO's flexibility offers a vast array of system configurations to telephone operating companies and administrations to fulfill a wide range of applications, including the following:

		Local CDCO exchange serves subscribers in cities and towns.

		Cyber Tandem exchange ("CTSX") serves as a regional exchange connecting to various local exchanges.

		Toll and transit CDCO exchanges are used for long distance
national service and	international gateway.

		Integrated local and tandem exchanges.

		Integrated local, tandem and toll exchanges.

		Integrated local, tandem, toll and transit exchanges.

		Cyber Digital Access Cross-connect ("CDAC") is a network
management system providing	optimal	routing and control of
heavy traffic through software.

	The flexibility of CDCO systems are further enhanced by software configurable Peripheral and Switching Nodes performing the following functions:

		Cyber Multi-tenant exchange ("CMT") serves subscribers in
large office complexes and	buildings where many business
tenants can be served by a resident exchange.

		Cyber Urban Line Concentrator ("CULC") serves subscribers in
congested areas where traffic	is moderate, such as in
apartment dwellings and suburban communities.

		Cyber Remote Line Switch ("CRLS") serves business subscribers
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

Cyber Rural Exchange

	The Company has developed the Cyber Rural Exchange ("CRX"), which is a specialized version of the CDCO. The Company has sold only one CRX system to date, which is currently serving about 400 users. The CRX is designed to handle the traffic requirements of widely dispersed single-line users, such as users in a small town or rural area

Cyber Switch Exchange

	Cyber Switch Exchange ("CSX") is a digital switching system designed for use as a private network for offices, universities, hospitals and other large organizations. The CSX system employs nodes, each offering 512 ports, which can be used to network up to 100,000 users within one mile from each node. Users are equipped with iSTs which permit communication between data devices. The CSX system enables data device users to communicate with other users without single purpose data links and modems. The system also accommodates traditional analog telephones. The CSX can be designed to provide voice-only applications.

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

Sales and Marketing

Customers

          To date, the Company has sold approximately 76 systems, substantially all of which have been the CSX. The Company has not commercialized the CLAN, the CHUB or the CDCO and has sold one CRX. The Company has sold its systems to federal and state government agencies and to Tianchi Telecommunications Company in China. Due to constrained financial, personnel and other resources, the Company has been engaged in limited marketing activities relating to the CSX system directed principally to the government market.

  	In December 1995, the Company signed a manufacturing licensing contract with the National Telecommunications Company ("NTC") of Egypt, pursuant to which NTC will assemble the systems in Egypt with parts provided by the Company. In addition, NTC will market, install, maintain and service the Company's systems in Egypt, Kenya, Tanzania, Uganda, Sudan, Yemen, United Arab Emirates and Qatar. Sales of the Company's products to NTC have not yet commenced. As at present, NTC has trained its personnel to fulfill its obligations under the contract. NTC has been delayed in its performance for a variety of reasons, such as a lack of a suitable assembly facility in Egypt at this time.

	In August 1996, the Company entered into a non-exclusive Manufacturing Licensing Agreement with Gujarat Communications & Electronics Ltd. ("GCEL" - a company based in India) which will, pursuant to a license, assemble and sell the Company's products in Russia and certain CIS countries. GCEL has the benefit of certain financial facilities made available to it under the terms of an intergovernmental agreement between the Government of India and Russia as well as certain CIS countries. The telecom industry in Russia and the CIS countries have been undergoing a process of deregulation and privatization. Due to inactivity of GCEL, there can be no assurances that any revenues could be realized under this contract.

	Public and private telecom companies in several other developing countries have taken an interest in the Company's products. It is not possible to estimate the sales revenues which may eventually be generated from the international market and the timing thereof since substantially long lead times are involved even after a contract has been executed.

	In fiscal 1998, the Company assembled a sales and marketing team to explore domestic opportunities. Target markets in the United States for the Company's switches may be categorized as follows:

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

Government Contracts

	A significant portion of the Company's business since its inception has consisted of sales under United States government contracts. Certain of these contracts are competitive bid contracts, which were awarded after a formal bid and proposal competition among suppliers. Virtually all of the Company's United States government contracts are fixed price contracts, pursuant to which the Company agrees to provide a system for a fixed price and assumes the risk of cost overruns. The Company has not experienced cost overruns on fixed price contracts. As more fully set out in "Management Discusssion and Analysis" below, revenues from government contracts has become insignificant since fiscal 1997. The Company is now concentrating its marketing efforts on international and domestic non-governmental markets.

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

	The Company's products have three strengths in the United States marketplace: (a) the installed cost of Cyber Digital's switching networks is less than those of the competition; (b) the switches can be engineered, installed and put into service much more quickly, and (c) the Company's distributed architecture fits with the marketing strategy of the competitive local exchange carriers who will target specific customers rather than entire geographic areas; the Company's architecture will allow these carriers to tailor their local networks to their marketplace successes without stranding capacity and capital.

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

Government Regulation and Industry Standards

	The telecommunications and related networking industries in which the Company competes are highly regulated in both the United States and internationally. Imposition of public carrier tariffs and taxation of telecommunications services could materially adversely affect demand for the Company's products. Furthermore, regulation or deregulation of public carrier services by the United States and other governments, including permiting local carriers to manufacture switching equipment, may determine the extent to which the Company will be able to enter and penetrate markets in the United States and internationally and may result in significantly increased competition, which would significantly impact the Company's future operating results. In addition, the Company's products must comply with equipment, interface and installation standards promulgated by communications regulatory authorities, including the Federal Communications Commission.

	In addition, the Company is required to obtain a license from the Department of Commerce prior to exporting to certain countries. A denial of an export license to the Company, however, would probably be based upon a policy which also affects other American companies exporting similar products.

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

	The Company is dependent on third-party arrangements for the manufacture of all of the component parts incorporated into the Company's systems. The Company purchases its component parts from numerous third-party manufacturers and believes that numerous alternative sources of supply are readily available, except for a few semiconductor components purchased from single source vendors, such as Pentium based processors manufactured by Intel Corporation and ISDN chips manufactured by Motorola, Inc.
If such semiconductor components are discontinued by their respective manufacturers, the Company would be required to redesign some of its products by using other vendors components, which can cause set back for product delivery. The Company currently purchases all of its requirements of specially designed plastic parts for the iST from a single source supplier. The Company believes that alternative sources of supply for such components are available. The Company is substantially dependent on the ability of its suppliers, among other things, to satisfy performance and quality specifications and dedicate sufficient production capacity for plastic parts within scheduled delivery times. The Company does not maintain contracts with any of its suppliers and purchases system components pursuant to purchase orders placed from time to time in the ordinary course of business. Failure or delay by the Company's suppliers in supplying necessary components to the Company would adversely affect the Company's ability to obtain and deliver products on a timely and competitive basis.

	The Company offers a one-year warranty for sales in the United States, covering operating defects during which period the Company will replace parts and make repairs to the system components at its expense.

Research and Development

	Since its inception, the Company has devoted substantial resources to the design and development of the Company's systems. For the fiscal years ended March 31, 1998 and 1997, the Company expended approximately $388,854 and $109,322, respectively, on research and development. Although some of the Company's basic systems have been developed, the Company is continually seeking to refine and enhance its systems, including enhancements to comply with emerging regulatory or industry standards or the requirements of a particular customer or country.

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

Service and Support

	The Company believes that service, support and training are important factors in promoting sales and customer satisfaction. Service and support include system planning, site preparation, installation, customer training, and maintenance. In the United States, the Company typically charges an annual fee for ongoing support services. The Company has just established a small technical support and services team in Bluffton, Indiana to complement the promotion of product sales in the U.S.

	Because the Company's system hardware consists of a cabinet with shelves having printed circuit boards inserted into physical slots, a substantial part of repair and maintenance can be accomplished by simply substituting the component in need of repair. In addition, the Company's systems are designed to be accessible by computer from the Company's headquarters or technical services offices in Bluffton, allowing the Company's service personnel to remotely call up, diagnose and otherwise support systems, thereby reducing response time and cost.

	In addition, the Company intends to enter into agreements with third party service providers to provide customer support on a local basis in foreign markets, as needed.

Employees

          As of the date hereof, the Company had thirty three full time employees, of which eight were engaged in marketing and sales activities, five were engaged in technical services and support, eight were engaged in research and development, eight were engaged in production testing and operations, and four in administration. None of the Company's employees is represented by a labor union. The Company considers its employee relations satisfactory.

ITEM 2 - Description of  Property

          The Company's executive offices and assembly operations are located in approximately 8,200 square feet of leased space in Hauppauge, New York. The lease expires on March 31, 1999, with an annual rental payment of $51,250. The Company believes that its facility is adequate for its current and reasonably foreseeable future needs. The Company believes that additional physical capacity at its current facility will accommodate expansion, if required.

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

	The Company has asserted counterclaims based upon Brockington's wrongful conduct and is seeking damages in the amount of $428,000 or, in the alternative, recission of the alleged contract and the return of the 100,000 shares previously issued
Brockington.

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

                                                 	  Price Per Share
                                                   	High	          Low
Fiscal Year Ended March 31, 1998
  	First Quarter		                                  $3.56	        $1.69
  	Second Quarter		                                  2.87	         2.03
  	Third Quarter		                                   2.87	         1.38
  	Fourth Quarter		                                  2.50	         1.25

Fiscal Year Ended March 31, 1997
  	First Quarter		                                  $6.93         $2.43
  	Second Quarter		                                  7.50	         3.62
  	Third Quarter		                                   4.18	         1.93
  	Fourth Quarter 		                                 3.06	         1.75

	On March 31, 1998, the closing trade price of the Common Stock as reported on the Bulletin Board was $1.81 per share. As of such date, there were approximately 520 holders of record of the Company's Common Stock.

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

	The Company targeted the federal government market since its early products received certification from the General Services Administration. This drastically reduced the Company's marketing expenses. Furthermore, sales to Federal Government agencies (which included the U.S. Air Force and Navy) proved the efficacy of the Company's products in a challenging operating environment. Nevertheless, the Company's available working capital was limited in view of the long selling and receivables cycles typical of the Government market. Furthermore, although the Company was the lowest qualified bidder in some larger Government contracts, it was not awarded the job in view of its limited financial resources. Vendor financing, as is typically available for export contracts, is not available for Government contracts. Export financing available for the international market led management to concentrate its efforts in that market segment since fiscal 1996.

	As part of the Company's plans to expand its marketing efforts in foreign countries with favorable regulatory environments and which are seeking to upgrade their telecommunications network infrastructure, the Company completed the initial development of CDCO and CRX systems in late fiscal 1994 and has continued enhancements of these systems. In December 1995, the Company signed a manufacturing license contract with NTC, pursuant to which NTC will assemble the systems in Egypt with parts provided by the Company. In addition, NTC will market, install, maintain and service the Company's systems in Egypt, Tanzania, Uganda, Sudan, Yemen, United Arab Emirates and Qatar. Consistent with this strategy, the Company is seeking to enter into long-term contracts, licensing, joint venture or other similar arrangements with government authorities which typically operate public telephone networks. As at present, NTC has trained its personnel to fulfill its obligations under the agreement, however, no revenues have been generated from the contract with NTC. NTC has been delayed in its performance for a variety of reasons, such as a lack of a suitable assembly facility in Egypt at this time.

	In August 1996, the Company signed a non-exclusive Manufacturing Licensing Contract with GCEL which will assemble and sell the Company's systems in Russia and certain CIS countries. GCEL received the benefit of certain financing facilities pursuant to intergovernmental agreements between the Government of India and these countries. The telecommunications industry in Russia and some CIS countries have been going through a process of deregulation and privatization. Due to inactivity of GCEL, there could be no assurances that any revenues could be realized under this contract.

	In view of long lead times involved, it is impossible to project the volume of revenues which may be generated from the contracts with NTC and GCEL.

	During fiscal 1997 and 1998 the Company invested significant management time and financial resources to focus on research and development for the completion of CRX and CDCO systems and the initial introduction of these systems to targeted foreign countries such as Egypt, India and Russia. However, there can be no assurance that the Company will be successful in establishing a reasonable business in such countries.

Results of Operations

Year Ended March 31, 1998, Compared to Year Ended March 31, 1997

Net sales

	The Company's net sales for the year ended March 31, 1998, were $66,110 representing an increase of $20,725 or approximately 45% from $45,385 for the year ended March 31, 1997. Net sales were insignificant, primarily attributable to management's focus on completing the development of new products and introduction of these products to the domestic and international market.

Gross margin

	The Company includes in its cost of sales the materials and labor used, subcontractor costs and overhead incurred in the manufacture of its systems. The Company's gross margin decreased from 42% to 32% of net sales from fiscal 1997 to 1998.
Fluctuations in gross margins are primarily attributable to inventory changes, material price changes and changes in sales mix by system.

Selling, general and administrative

	Selling, general and administrative expenses increased from $849,491 in fiscal 1997 to $1,674,977 in fiscal 1998, representing an increase of $825,486 or approximately 97%. The absolute dollar increases in selling, general and administrative expenses from fiscal 1997 to fiscal 1998 were principally the result of increased selling expenses incurred with respect to introductory and exploratory marketing efforts in the U.S. Such efforts have not resulted in any sales to date.

Provision for bad debt

	Bad debt expense amounted to zero in fiscal 1998 as well as fiscal 1997.

Research and development

	Research and development expenses increased from $109,322 in fiscal 1997 to $388,854 in fiscal 1998, representing an increase of $279,532 or approximately 355%. These dollar increases in research and development expenses were primarily due to development of CDCO for the U.S. market. All development costs are expensed in the period incurred. The Company expects to continue to commit reasonable resources to research and development in the future, as commercialization of ISDN applications for CDCO and CSX continue to be developed in the U.S. and digital voice applications in the developing countries.

Income (loss) from operations or income (loss) before extraordinary item

	Loss from operations in fiscal 1998 was $(1,864,876) or $(.12) per share as compared with $(706,102) or $(.05) per share in fiscal 1997.

Extraordinary item

	Extraordinary gain on debt restructure in fiscal 1998 was $0 or $.00 per share as compared to $291,756 or $.02 per share in fiscal 1997.

Net income (loss)

	As a result of the foregoing, the net loss in fiscal 1998 was $(1,864,876) or $(.12) per share as compared to a net loss of $(414,346) or $(.03) per share in fiscal 1997.

Liquidity and Capital Resources

	The Company's ability to generate cash adequate to meet its needs results primarily from sale of preferred and common stock and cash flow from operations; it is anticipated that export financing will also play a role in the foreseeable future. Total working capital decreased by $2,582,171 to $3,150,422 at March
31, 1998 from $5,732,593 at March 31, 1997. The current ratio decreased to 23.4 to 1 as at March 31, 1998 from 136.6 to 1 as at March 31, 1997. Current levels of inventory are adequate to meet short term sales. The Company believes that its current sources of liquidity will be sufficient to meet its needs for the foreseeable future. The Company believes that, if needed, it will be able to obtain additional funds required for future needs.

	The Company used $219,625 and $26,071 during fiscal 1998 and 1997 respectively, for investing activities. The cash used for investing activities relates primarily to purchases of equipment in fiscal 1998 and 1997.

	Net cash (used) provided by financing activities was $(529,470) and $5,570,417 for fiscal 1998 and 1997, respectively. The decrease in net cash provided by financing activities in 1998 was principally due to redemption of preferred stock. The
Company made principal payments on long-term debt of $489,482
(inclusive of cash settlements, given below) in fiscal 1997. The payments of long-term debt principally relate to amounts owed to Job Development Authority of New York and Regional Development
Corporation in fiscal 1997.

	On July 11, 1996, the Company concluded a private placement of its Series A Preferred Stock and accompanying warrants to accredited institutional investors and received net proceeds of approximately $7.1 million. On December 30, 1996, the Company concluded a private placement of 2,000 shares of its Series B-1
Preferred Stock to Syndicated Communications Venture Partners
III, L.P. and received net proceeds of $1.7 million. Some of the proceeds from these offerings have been used for retirement of long-term debt, redemption of Series A Preferred Shares prior to conversion, and to fund research and development, marketing and production expenses. All of the Series A Preferred Stock has been converted or redeemed and there are no such shares outstanding. However, there are 824,013 warrants outstanding in connection with the offering of Series A preferred stock at an exercise price of $6.35 per share for an aggregate amount of $5,232,482. On December 30, 1997, the Series B-1 preferred stockholders received a 10% dividend through issuance of 200 shares of Series B-1 Preferred Stock, in accordance with the terms of the private placement.

	Due to the completion of the Series A and Series B Preferred Stock transactions and together with expected cash flow from operations and export financing, the Company believes its liquidity will be sufficient to meets its needs for the next 18 months.

Impact of Inflation

	Inflation has historically not had a material effect on the Company's operations.

ITEM 7 - Financial Statements

        The Financial Statements of the Company are listed in the "Cyber Digital, Inc. Financial Statements" filed as part of this Form 10-KSB.

ITEM 8 - Changes In and Disagreements With Accountants on
Accounting and Financial Disclosure.

None.

PART III

ITEM 9 - Directors,  Executive Officers , Promoters and Control
Persons; Compliance With Section 16(a) of the Exchange Act.

	The directors and executive officers of the Company are:

Name					              Age	                    Office
Jawahar C. Chatpar			   50	         Chairman of the Board, President, and
                                     Chief Executive Officer
Jack P. Dorfman				     60	         Director and Secretary

Jatinder V. Wadhwa			   63	         Director and Treasurer

Terry L. Jones				      50	         Director

Khushi A. Nichani			    60	         Director

Robert G. Keller				    53	         Vice President - United States

Larry S. Shluger			    	59	         Vice President of Operations

	Jawahar C. Chatpar is a founder of the Company and has served as Chairman of the Board, Chief Executive Officer and President since March 1991, as Chairman of the Board, Chief Executive
Officer and Secretary from November 1986 until March 1991, and as President and Chief Executive Officer since inception until November 1986. Mr. Chatpar has also served as a director since inception. Mr. Chatpar founded the Company in 1983 as a successor to a Canadian corporation of the same name which he founded in 1982. From 1980 to 1982, Mr. Chatpar was employed by Bayly Engineering Limited, a manufacturer of digital telecommunication systems and a member of A.E.G. Telefunken
Group, as a Manager of Digital Transmission and Fiber Optics Engineering (research and development). From 1974 to 1980, Mr. Chatpar served in various engineering, management and marketing positions with Northern Telecom. He holds an M.S. degree in Electrical Engineering from the University of Waterloo, Canada.

	Jack P. Dorfman joined the Company as a Director in November 1993, and has served as Secretary since October 1995. Mr.
Dorfman has otherwise been retired since June 1996. Prior thereto, since 1992, Mr. Dorfman served as consultant and manager for a number of pharmacies. From 1990 to 1992, he served as a management consultant for Clark Container, a division of Mark IV Industries, a conglomerate. From 1988 to 1990, he served as Vice President and Treasurer of US
Distribution, a transportation company. Prior to 1988, he owned, managed and operated an independent community pharmacy for over fifteen years.

	Jatinder Wadhwa has served as a Director of the Company since 1986 and as Treasurer of the Company since August 1997. He had been the Secretary of the Company from 1993 to 1995. Since
1994, Mr. Wadhwa has served as the Chief Executive Officer of
Security First Financial Corp., a financial institution dealing with first and second mortgages on residential and commercial properties. From 1989 to 1994, Mr. Wadhwa had served as a management consultant to Gibbons Goodwin van Amerongen, an investment banking firm, Wells Aluminum Corporation, a manufacturer of aluminum extrusion products and Sealy Mattress
Company.  From 1970 to 1990, Mr. Wadhwa had served as Chief
Operating Officer and Vice President of Operations of EZ Por
Corporation, a manufacturer of aluminum products.

	Terry L. Jones has served as a Director of the Company since November 1997. He has been the President of Syndicated Communications, Inc. ("Syncom"), a communications venture capital investment company, since 1990. He joined Syncom in 1978 as a Vice President. Mr. Jones serves in various capacities, including director, president, general partner and vice president for various other entities affiliated with Syncom. He also serves on the Board of Directors of Radio One, Inc. Mr. Jones earned his B.S. degree from Trinity College, his M.S. from George Washington University and his M.B.A. from
Harvard Business School.

	Khushi A. Nichani has served as a Director of the Company since November 1997. He has been a commercial manager at Black &
Veatch Incorporated, an engineering and architectural firm for power industrial projects, since May 1997, where his responsibilities included negotiating orders for turnkey power plants. From 1973 to May 1997, he held various positions (most recently as Manager of Proposals & Estimating) at GE Co. Power
Generation, the power project division of General Electric.

	Robert G. Keller joined the Company as Vice President - United States in June 1997. Since 1991, Mr. Keller was engaged in various consultancy assignments. From 1986 to 1991, he was Vice
President and Chief Operating Officer of NYNEX Mobile
Communications Company. Between 1970 and 1986, Mr. Keller held several management positions initially with New York Telephone and later with NYNEX.

	Larry S. Shluger has been Vice President of Operations of the Company since August 1996. From 1991 to 1996, Mr. Shluger was
Director of Purchasing and Operations at Cashtek Corporation, a company which designs, develops and manufactures computerized gaming systems. From 1975 to 1991, he was Director of Purchasing and Operations at Kenilworth Systems Corporation until its acquisition by Cashtek Corporation. Prior to 1975 he was employed in various management positions at Ecologic
Instruments Corporation, a company which designs, develops and manufactures test equipment for the environment and pollution control fields, and Dynamic Instruments Corporation, a manufacturer of battery chargers.

	There is no family relationship among the Directors and Officers of the Company.

	Section 16(a) of the Securities Exchange Act of 1934, as amended (the "1934 Act"), requires the Company's directors and executive officers, and persons who own more than ten (10%) percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (the 'Commission") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Reporting persons are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.

	To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company, the following persons failed to file, on a timely basis, the following reports required by Section 16(a) of the 1934 Act: J.C. Chatpar failed to timely file two Forms 4, in connection with the receipt of certain stock options, during the fiscal year ended March 31, 1998. Jatinder Wadhwa failed to timely file three Forms 4, in connection with the receipt and exercise of certain stock options, during the fiscal year ended March 31, 1998. Jack Dorfman failed to timely file two Forms 4, in connection with the receipt of certain stock options, during the fiscal year ended March 31, 1998. Terry Jones failed to timely file a Form
3, and in connection with the receipt of certain stock options, a Form 4 during the fiscal year ended March 31, 1998. Khushi Nichani failed to timely file a Form 3, and in connection with the receipt of certain stock options, a Form 4 during the fiscal year ended March 31, 1998. Robert Keller failed to timely file a Form 3, and in connection with the receipt of certain stock options, a Form 4, during the fiscal year ended March 31, 1998. Larry Shluger failed to timely file a Form 3, and in connection with the receipt of certain stock options, a Form 4, during the fiscal year ended March 31, 1998. These forms are currently being prepared for filing.

ITEM 10 - Executive Compensation

Summary Compensation Table

	The following table sets forth information concerning the compensation for services in all capacities for the fiscal years ended March 31, 1998, 1997 and 1996 of those persons who were, at March 31, 1998, the chief executive officer and the most highly compensated executive officers of the Company (the "Named Officers"). During such periods, no executive officer of the Company received compensation in excess of $100,000 other than J.C. Chatpar.

              	 Annual Compensation 				      Long Term Compensation
                                              Awards       Payouts
Name and    Year   Salary     Bonus  Other  Restricted  Securities   LTIP    All
Prinicpal           ($)        ($)   Annual    Stock     Underlying  Payouts Other
Position                             Compe-   Awards      Options/     ($)   Comp-
                                     nsation   ($)        SARs(#)            ensat-
                                     ($)(1)                                    on
------------------------------------------------------------------------------
J.C. Chatpar 1998 $150,000     None    None     None      140,000(3)   None   None
Chairman     1997 $130,000(2) $100,000(2)None   None       None        None   None
of the       1996 $80,000      None    None     None      440,000      None   None
Board, President
and Chie                                                                                                  f
Executive Officer

(1)	The Company has concluded that the aggregate amount of
perquisites and other personal benefits paid to each of the Named Officers named in the table did not exceed the lesser of 10% of such officer's total annual salary and bonus for the 1998, 1997 and 1996 fiscal years or $50,000, thus, such amounts are not included in the table.

(2)	Mr. Chatpar's salary was raised from $80,000 per annum to
$150,000 per annum effective August 12, 1996.

(3)	Mr. Chatpar was granted 110,000 options at $2.56 and 30,000
options at $2.43 in fiscal 1998.

              Option Grants In Last Fiscal Year

	The following table sets forth information concerning stock option grants made during fiscal 1998 to the Named Officers. The
Company has not granted any stock appreciation rights.

                         	 	Individual Grants
              	 	Number 	        	% of Total
                	 	of 	 	           Options
            	 	Securities 	      	Granted To
            	 	Underlying 	 	   Employees in 	 	Exercise
             	 	Options 	 	      Fiscal Year 	   	Price  	 	Expiration
              	 	Granted 	 	         1997 	    	($/Share)   	 	Date
Name 	           	(#) 	 	             (1) 	 	     (2) 	 	       (3)
J.C. Chatpar 	 	110,000 	 	          23.3% 	 	    $2.56 	 	  8/03/2007
J.C. Chatpar 	  	30,000 	 	           6.3% 	 	    $2.43 	   	8/03/2007

_________________

(1)	During fiscal 1998, options to purchase an aggregate of
140,000 shares were granted to Mr. Chatpar and options to purchase an aggregate of 332,000 shares were granted to thirteen other employees.

(2) 	The exercise price of the options granted were equal to the
fair market value of the underlying stock on the date of grant.

(3)	Options are immediately exercisable.

                      Aggregated Fiscal Year-End Option Values

	The following table sets forth information concerning the number of unexercised options and the fiscal 1998 year-end value of unexercised options on an aggregated basis held by the Named Officers. The Company has not granted any stock appreciation rights and no options were exercised in fiscal 1998.

             		Number of Securities                   Value of
             Underlying Unexercised                Unexercised In-The-Money
           Options at Fiscal Year-End (#) 	 	 	Options at Fiscal Year-End ($)


Name          Exercisable     Unexercisable       Exercisable     Unexercisable
J.C. Chatpar 	  	620,000 		          0 	 	           $401,200 	        	0

(1)	Options are "in-the-money" if, on March 31, 1998, the market
price of the Common Stock ($1.81)	exceeded the exercise price
of such options.  The value of such options is calculated by
determining the	difference between the aggregate market price
of the Common Stock underlying the options on March 		31, 1998
and the aggregate exercise price of such options.

Compensation of Directors

	The directors of the Company are paid $250 per Board meeting. In addition, the Company currently reimburses each director for expenses incurred in connection with his or her attendance at each meeting of the Board of Directors or a committee on which he or she serves.

Employment Agreements and Insurance

	The Company has entered into an Amended and Restated Employment Agreement with Mr. J.C. Chatpar dated as of August 4, 1997 (the
"Employment Agreement") for a three year term. Such three-year term shall be automatically extended for successive three-year terms unless either party gives the other party 120 days prior written notice of termination before the end of any such three-year period. The Board, however, has the authority to terminate such extension upon cause. "Cause" is defined as conviction of a felony or willful misconduct. Mr. Chatpar is entitled to receive a salary of $150,000 per annum, with an annual increase of 10%. In recognition of the complex scientific and technical leadership which Mr. Chatpar brings to the Company, the Company has also agreed that its Board of Directors may raise his salary during the term of his employment as soon as the financial resources of the Company and other business conditions permit. In such event, Mr. Chatpar's salary shall be at a level comparable to that of chief executive officers of other comparable technology-driven publicly held companies.

	In addition to his base salary, Mr. Chatpar shall be entitled to receive a bonus based upon the following formula: (a) 1% of gross revenues for each fiscal year in excess of $3 million provided, however, that the Company shall be profitable, plus
(b) 5% of net income after deduction of the bonus provided for in (a) above, and plus (c) 10% of the increase in net income over that of the prior fiscal year after deduction of the bonus provided for in (a) above.

	In the event of a termination of Mr. Chatpar's employment due to disability, he shall receive royalty payments of 5% of the gross revenues earned by the Company ("Royalties") for a period of 15 years following termination. In the event of Mr.
Chatpar's death, his wife, if any, or his estate, shall receive a payment equal to six months of his base salary and Royalties for 15 years. In the event of a termination of Mr. Chatpar's employment for any reason other than pursuant to disability, death or for cause, or if there is a change of control (as defined in the Employment Agreement) of the Company which results in an actual or constructive termination of employment
(as defined therein), he shall receive a payment equal to three years of his base salary plus three times his prior year's bonus, Royalties for 15 years, and all of his outstanding options will be deemed immediately vested and exercisable for a period of one year from the effective termination date.

	The Company does not have employment contracts with any other officer or director. The Company offers basic health, major medical and life insurance to its employees. No retirement, pension or similar program has been adopted by the Company.

ITEM 11 - Security Ownership of Certain Beneficial Owners and
Management

	The following table sets forth certain information known to the Company regarding beneficial ownership of the Company's Common
Stock as of March 31, 1998, for (i) each person or group that is known by the Company to be a beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each of the Named
Officers and directors, and (iii) all directors and executive officers of the Company as a group. Except as otherwise indicated, the Company believes that such beneficial owners, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws, where applicable.

Names and Address
of Beneficial Owners 	   Number of Shares           Percentage Owned (1)(2)
____________________     ________________           _______________________
J.C. Chatpar(3)
c/o Cyber Digital, Inc.
400 Oser Avenue
Hauppauge, NY 11788 	       5,345,712                        	28.4%

Jack P. Dorfman(4)  	         200,000                         	1.1%

Jatinder V. Wadhwa(5)  	      197,812                         	1.1%

Terry L. Jones (6)            	10,000                          	*

Khushi A. Nichani (7)         	18,000 	                         *

All directors and executive
officers as a group:
(7) persons                 5,981,024         	               32.5%

*less than 1%

(1)	For purposes of computing the percentage of outstanding
shares of Common Stock held by each person or group of persons named above, any security which such person or persons have or have the right to acquire within 60 days is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage of ownership of any other person.

(2)	Assumes the exercise of the warrants to purchase 824,013
shares of Common Stock issued in connection with the offering of the Company's Series A Preferred stock.

(3)	Does not include 476,000 shares owned by Sylvie Chatpar, his wife, and 175,000 shares owned by certain other relatives, as to which shares beneficial ownership is disclaimed. Includes
620,000 shares as to which Mr. Chatpar holds non-qualified stock options, which are exercisable at any time.

(4)	Includes 80,000 shares as to which Mr. Dorfman holds a
non-qualified stock option, which are exercisable at any time. Does not include 360,000 shares owned by his wife, Sandra Dorfman, as to which beneficial ownership is disclaimed.

(5)	Includes 40,000 shares as to which Mr. Wadhwa holds
non-qualified stock options which are exercisable at any time.

(6)	Terry Jones is a general partner of a limited partnership
that is the general partner of Syndicated Communications Venture Partners III, L.P. ("Syncom III"), a fund which owns all the 2,200 shares of the Company's Series B convertible preferred stock (the "Series B Stock") currently outstanding. Includes 10,000 shares as to which Mr. Jones holds non-qualified stock options which are exercisable at any time.

(7)	Includes 10,000 shares as to which Mr. Nichani holds
non-qualified stock options which are exercisable at any time.

ITEM 12 - Certain Relationships and Related Transactions

	In August 1997, the Company issued to J.C. Chatpar, Jack
Dorfman and Jatinder Wadhwa, directors of the Company, non-qualified stock options to purchase 110,000, 10,000, and 10,000 shares of Common Stock, respectively, at an exercise price of $2.56 per share.

	In November 1997, the Company issued to J.C. Chatpar, Jack Dorfman, Jatinder Wadhwa, Terry Jones and Khushi Nichani, directors of the Company, non-qualified stock options to purchase 30,000, 30,000, 30,000, 10,000, and 10,000 shares of
Common Stock, respectively, at an exercise price of $2.43 per share.

	On December 30, 1996, the Company consummated a private placement of its Series B Stock, to Syncom III. The Company issued 2,000 shares of its Series B Stock to Syncom III in return for $2,000,000. Such shares are convertible into shares of the Company's Common Stock commencing one year from closing date. The conversion price is lesser of either eighty-five (85%) per cent of the average closing price during the five trading days preceding the conversion date or $7.50 per share. All shares of Series B Stock shall automatically be converted into shares of the Company's Common Stock on December 21, 2001. On December 30, 1997, Syncom III received 10% dividend through issuance of 200 shares of Series B Stock.

	Terry Jones, a director, is the general partner of WJM Partners III, L.P. ("WJM"), the general partner of Syncom III. Pursuant to the terms of the Stock Purchase Agreement entered into in connection with such placement, so long as Syncom III holds at least 750 shares of Series B Stock and/or shares of the Company's Common Stock issued upon conversion of such shares of Series B Stock, or any combination thereof, the Company's Board of Directors shall consist of not less than five members and the Company shall use its best efforts to cause Terry Jones (or another partner of WJM) to be elected as a director.

ITEM 13 - Exhibits and Reports on Form 8-K

(a)   Exhibits.

	3.1	    	Composite Amended and Restated Certificate of
Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-QSB for the period ended December 31, 1996).

	3.2	        	Composite Amended and Restated By-Laws
(incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-QSB for the period ended
September 30, 1997 (the "September 1997 Form 10-QSB")).

	10.1      	Cyber Digital, Inc. 1993 Stock Incentive Plan
(incorporated herein by reference to Exhibit 10(a) to the Company's Annual Report on Form 10-K for the fiscal year ended
March 31, 1994).

	10.2      	Amended and Restated Employment Agreement, dated as
of August 4, 1997, between the Company and J.C. Chatpar
(incorporated herein by reference to Exhibit 10.1 to the September 1997 Form 10-QSB).

	10.3		Manufacturing License Contract between the Company and
National Telecommunications Co., dated as of December 4, 1995
(incorporated herein by reference to Exhibit 10(c) to the Company's Annual Report on Form 10-KSB/A for the fiscal year ended March 31, 1996)).

	10.4		Manufacturing License Contract between the Company and
Gujarat Communications and Electronics, Ltd. dated as of May 30,
1996 (incorporated herein by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-KSB for the fiscal year ended
March 31, 1997).

	10.5	Cyber Digital, Inc. 1997 Stock Incentive Plan.

	27		Financial Data Schedule.

(b) Reports of Form 8-K. No reports on Form 8-K were filed for the three months ended March 31, 1998.

SIGNATURES

	In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  June 26,1998

							CYBER DIGITAL, INC.

							By:   /s/ J.C. Chatpar
             ________________
      								J.C. Chatpar
							 Chairman of the Board, President
 							and Chief Executive Officer

	In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature				              Title				                          	Date

/s/ J.C. Chatpar  			 Chairman of the Board, President	    June 26, 1998
    ____________       and Chief Executive Office
    J.C. Chatpar       (Principal Executive, Accounting
                        and Financial Officer)


/s/ Jack P. Dorfman 			Secretary and Director		           	June 26, 1998
    _______________
    Jack P. Dorfman

/s/ Jatinder Wadhwa			Treasurer and Director            			June 26, 1998
    _______________
    Jatinder Wadhwa

/s/ Terry Jones			        	Director				                    June 26, 1998
    ___________
    Terry Jones

/s/  Khushi Nichani	      		Director				                  June 26, 1998
     ______________
     Khushi Nichani

                         Index to Exhibits

Exhibit Number               Description

	3.1	    	Composite Amended and Restated Certificate of
          Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-QSB for the period ended December 31, 1996).

3.2	     	Composite Amended and Restated By-Laws
          (incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 1997 (the "September 1997 Form 10-QSB")).

10.1     	Cyber Digital, Inc. 1993 Stock Incentive Plan
          (incorporated herein by reference to Exhibit 10(a) to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994).

10.2     	Amended and Restated Employment Agreement, dated as
          of August 4, 1997, between the Company and J.C. Chatpar
          (incorporated herein by reference to Exhibit 10.1 to the September 1997 Form 10-QSB).

10.3	    	Manufacturing License Contract between the Company and
          National Telecommunications Co., dated as of December 4, 1995 (incorporated herein by reference to Exhibit 10(c) to the Company's Annual Report on Form 10-KSB/A for the fiscal year ended March 31, 1996)).

10.4    		Manufacturing License Contract between the Company and
          Gujarat Communications and Electronics, Ltd. dated as of May 30, 1996 (incorporated herein by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997).

10.5     	Cyber Digital, Inc. 1997 Stock Incentive Plan.

27      		Financial Data Schedule.

CYBER DIGITAL, INC.

FINANCIAL STATEMENTS

                       TABLE OF CONTENTS

                                                        						Page No.

INDEPENDENT AUDITORS' REPORT	                                  	F-1

FINANCIAL STATEMENTS

 	Balance Sheets		                                              F-2

 	Statements of Operations		                                    F-3

 	Statements of Changes in Shareholders' Equity (Deficit)		     F-4

 	Statements of Cash Flows	                                    	F-5

 	Notes to Financial Statements		                            F-6 - F-16

All schedules omitted are not required, not applicable, or the information is provided in the financial statements or notes therein.

                 INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Cyber Digital, Inc.
Hauppauge, New York

 We have audited the accompanying balance sheets of Cyber Digital, Inc. as of March 31, 1998 and 1997 and the related statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the accompanying financial statements referred to in the first paragraph presents fairly, in all material respects, the financial position of Cyber Digital, Inc. as of March 31, 1998 and 1997 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Hauppauge, New York
June 14, 1998


                  CYBER DIGITAL, INC.
                   BALANCE SHEETS
               March 31, 1998 and 1997

                                       							1998        		  1997

ASSETS
Current Assets
 Cash and cash equivalents		                $	2,436,473	    $	5,002,773
 Accounts receivable, net			                    383,603		       327,377
 Inventories			                                 447,750		       434,473
 Prepaid and other			                            23,545		        10,243
                                            ___________     ___________
					Total Current Assets		                   3,291,371		     5,774,866

Property and Equipment, net		                  	227,965		        44,098

Other Assets			                                  14,350		        10,392
                                            -----------      ----------

                                      						$	3,533,686	     $	5,829,356
                                            ===========      ===========
LIABILITIES AND SHAREHOLDERS'
EQUITY

Current Liabilities
  Accounts payable, accrued expenses,
   and taxes		                               $	140,949	         $	42,273
                                            __________        ----------
					Total Current Liabilities		               140,949           	42,273
                                            __________          _________

Commitments and Contingencies

Shareholders' Equity
Convertible preferred stock - Series A $.05 par value;
	authorized 9,991,940 shares; issued and outstanding,
	-0- and 86 shares at March 31, 1998 and 1997,
 respectively		                                  	-0-		                4
Convertible, cumulative and participating
 preferred	stock - Series B-1 $.05 par value;
 authorized 3,225 shares;	issued and
 outstanding 2,200 and 2,000 shares at
	March 31, 1998 and 1997, respectively			         110	              	100
Preferred stock - Series B-2 cumulative,
 convertible and	participating $.05
 par value; authorized 4,835 shares;
	issued and outstanding; none			                  -0-		              -0-
Common stock $.01 par value; authorized
 30,000,000	shares; issued and
 outstanding 17,386,053 shares and
	17,095,176 shares at March 31, 1998 and 1997,
 respectively		                               	173,861		          170,952
Additional paid-in capital	               		13,860,257		       13,919,241
Retained deficit		                        	(10,641,491)      		(8,303,214)
                                           ___________         __________
                                      							3,392,737	        	5,787,083
                                           ___________         __________
                                     						$	3,533,686	       $ 5,829,356
                                           ===========        ===========

                       See notes to financial statements.

                               CYBER DIGITAL, INC.
                            STATEMENTS OF OPERATIONS
                      Years ended March 31, 1998 and 1997

                                          							1998           		1997
Net Sales		                                     $	66,110	         $	45,385

Cost of Sales			                                  44,946		          26,120
                                                ________          ________

Gross Profit		                                    21,164		          19,265
                                                ________          ________
Operating Expenses
 Selling, general and administrative
  expenses			                                  1,674,977		         849,491
Research and development			                      388,854		         109,322
                                               _________          ________
Total Operating Expenses	                     	2,063,831	         	958,813
                                               _________          ________
Loss from Operations		                        (2,042,667)	       	(939,548)

Other Income (Expense)
 Interest income		                              	188,146	         	176,702
 Interest expense                              			(4,606)         	(11,231)
 Other income (expense)	                         		(972)          		51,911
 Loss on disposal of fixed assets		                	-0-	            	(387)
                                               _________           ________

Total Other Income     	                        	182,568	          	216,995

Loss Before Income Taxes and Extraordinary
Item		                                        (1,860,099)	        	(722,553)

Provision (Benefit) for Income Taxes	            		4,777		          (16,451)
                                               __________          _________
Loss Before Extraordinary Item		              (1,864,876)	        	(706,102)
                                              __________           ________
Extraordinary Item (less
 applicable income taxes)                         			-0-           		291,756
                                               __________          _________
Net Loss	                                    	(1,864,876)	       $	(414,346)
                                              ===========        ===========
Net Earnings (Loss) Per Share of
Common Stock (See Note 6)

					Before extraordinary item - Basic	           $	(.12)	           $	(.05)
                                                  =======            =======
 				Diluted	                                     $	(.12)	           $	(.05)
                                                  =======            =======

					Extraordinary item - Basic	                   $	.00	            $  	.02
                                                  ======             =======
 				Diluted	                                      $	.00	             $	.02
                                                   =====             ======
					Net Income - Basic	                          $	(.12)	           $	(.03)
                                                  ======             =======
 				Diluted	                                     $	(.12)	           $	(.03)
                                                  ======             ======


Weighted average number of common shares
outstanding	                                		17,312,550		        15,896,524
                                              ==========          ==========

           					See notes to financial statements.

                          CYBER DIGITAL, INC.
           STATEMENTS OF CHANGE IN SHAREHOLDERS' EQUITY (DEFICIT)
                     Years ended March 31, 1998 and 1997

                                       Preferred Stock
                     __________________________________________
                            Series A                Series B-1
                     ______________________   __________________
                       Shares    Amount       Shares     Amount      Total
                     _________  __________    _______    _______     _____

Balance at
March 31, 1996

Exercise of
stock options

Preferred stock
issued - Series A      805      $   40                             $    40

Preferred stock
issued - Series B-1                           2,000     $   100        100

Conversion of
preferred stock -
Series A              (496)        (25)                                (25)

Redemption of Series
A preferred stock     (223)        (11)                                (11)

Net Loss
                    ________   __________   ________    _________  ________

Balance -
March 31, 1997          8      $   4         2,000      $   100    $  104

Exercise of stock
options

10% Preferred stock
dividend - Series B-1                          200     $    10         10

Conversion of preferred
stock - Series A      (38)       (2)                                   (2)

Redemption of Series
A preferred stock     (48)       (2)                                   (2)

Net Loss
                     ________  ________    ________    _________   ________

Balance -
March 31, 1998         -0-     $  -0-        2,200     $   110     $  110
                     ======    =======      =======    ========    ========

                                     See notes to financial statements.

                             CYBER DIGITAL, INC.
             STATEMENTS OF CHANGE IN SHAREHOLDERS' EQUITY (DEFICIT)
                      Years ended March 31, 1998 and 1997


                       Preferred Stock
                    _____________________
                       Series B-2              Common Stock
                    _____________________    ___________________
                    Shares    Amount         Shares      Amount       Total
                    ______    _________      _________   _______    _______
Balance at
March 31, 1996                              15,110,311   $151,103   $ 151,103

Exercise of
stock option                                   109,28       1,093       1,093

Preferred stock
issued - Series A

Preferred stock
issued - Series B-1

Conversion of
preferred stock -
Series A                                    1,875,579     18,756      18,756

Redemption of Series
A preferred stock

Net Loss
                       ________  ________  ___________   _______     _______

Balance -
March 31, 1997            -0-    $   -0-   17,095,176    $170,952    $170,952

Exercise of
stock options                                  90,000        900          900

10% Preferred
stock dividend -
Series B-1

Conversion of
preferred stock -
Series A                                     200,877       2,009        2,009

Redemption of
Series A preferred
stock

Net Loss
                       _______  _______     ________      ______       _______


Balance -
March 31, 1998            -0-  $    -0-     17,386,053    $ 173,861  $ 173,861
                      ======== =========   ===========    ========== =========

                                  See notes to financial statements.

                             CYBER DIGITAL, INC.
                STATEMENTS OF CHANGE IN SHAREHOLDERS' EQUITY (DEFICIT)
                     Years ended March 31, 1998 and 1997


                         Additional Paid        Retained
                          in Capital             Deficit          Total
                     ___________________     _____________    ______________

Balance at
March 31, 1996       $  6,253,146            $  (6,378,515)   $   (125,369)

Exercise of
stock options             141,203                                  141,203

Preferred stock
issued - Series A       7,049,460                                7,049,460

Preferred stock
issued - Series B-1     1,684,900                                1,684,900

Conversion of
preferred stock -
Series A                  743,364               (762,095)          (18,731)

Redemption of Series
A preferred stock     (1,952,832)               (748,258)       (2,701,090)

Net Loss                                        (414,346)         (414,346)

                      _____________         ______________   ______________

Balance - March
31, 1997              $13,919,241            $(8,303,214)     $ 5,616,027

Exercise of
stock options              82,900                                  82,900

10% Preferred
stock dividend -
Series B-1                199,990               (200,000)             (10)

Conversion of
preferred stock -
Series A                   78,466                (80,473)         (2,007)

Redemption of Series
A preferred stock        (420,340)              (192,928)        (613,268)

Net Loss                                      (1,864,876)      (1,864,876)
                        _____________        _____________    _____________

Balance -
March 31, 1998         $13,860,257          $(10,641,491)     $ 3,218,766
                       =============        =============     ===========

                           See notes to financial statements.

                           CYBER DIGITAL, INC.
                         STATEMENTS OF CASH FLOWS
                     Years ended March 31, 1998 and 1997

                                                   	1998           		1997
Cash Flows from Operating
Activities
 Net loss		                                    $	(1,864,876)    	$	(414,346)
 Adjustments to reconcile net loss to
		net cash used in operating activities:
	Depreciation		                                     	35,758	        	12,277
	Loss on sale of fixed assets	                        		-0-             387
	Forgiveness of debt	                                 		-0-	      	(291,756)
	(Increase) decrease in operating assets:
		Accounts receivable	                            		(56,226)	        	8,789
		Inventories	                                    		(13,277)	         	(891)
		Prepaid and other assets	                       		(17,260)	       	(5,948)
	Increase (Decrease) in operating liabilities:
		Accounts payable, accrued expenses, and taxes	   		98,676	        	(6,112)
                                                ___________      ___________

					Net Cash Used in Operating Activities     		(1,817,205)      		(697,600)

Cash Flows from Investing Activities
 Purchase of equipment	                          		(219,625)       		(30,183)
 Proceeds from sale of fixed assets                  			-0-	          	4,112
                                                  _________        __________

				Net Cash Used in Investing Activities	        	(219,625)	       	(26,071)
                                                 __________        _________
Cash Flows from Financing Activities
 Issuance of common stock	                         		83,800	         	26,500
 Payments of long-term debt                          			-0-	       	(489,482)
 Issuance of preferred stock	                         		-0-	      	8,734,500
 Redemption of preferred stock		                  	(613,270)	    	(2,701,101)
                                                 __________        __________
					Net Cash (Used) Provided by Financing
      Activities	                                 	(529,470)      		5,570,417
                                                 __________        __________
					Net (Decrease) Increase in Cash and Cash
      Equivalents	                              	(2,566,300)      		4,846,746

Cash and Cash Equivalents at Beginning of
 Period	                                        		5,002,773	         	156,027
                                                 ___________        __________

					Cash and Cash Equivalents at End of
         Period	                                $	2,436,473	       $	5,002,773
                                                ===========        ===========

Supplemental Disclosures of Cash Flow Information
 Cash paid during the period for:
  	Income taxes                                   		$	6,949	          $	3,328
  	Interest	                                        		4,606	              	42

Supplemental Schedule of Non Cash Investing  and Financing
Activities:
 Issuance of common stock in exchange for legal
    services	                                        $	-0-          	$	10,000
                                                   ========          ========
 Issuance of common stock in exchange for debt	     	$	-0-	         $	115,796
                                                   ========         =========

                         See notes to financial statements.

                             CYBER DIGITAL, INC.
                            NOTES TO FINANCIAL STATEMENTS
                                March 31, 1998 and 1997


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

Operating and Financing Matters

Since inception, the Company has devoted substantial resources to the design and development of the Company's systems. As such, the Company has not achieved revenue growth and has incurred operating losses. At March 31, 1998, the Company had an accumulated deficit of $10,641,491 and a shareholders' equity of $3,392,737. The decrease in equity from March 31, 1997 to March 31, 1998 is due mainly to the redemption of $613,270 of preferred stock and a net loss of $1,864,876 for the fiscal year ended March 31, 1998. The Company had working capital of $3,150,422 at March 31, 1998 relating largely to cash and cash equivalents from prior year's stock issuances as discussed in
Note 8. The Company historically has sufficient cash flow generated mainly from the issuance of debt and equity securities and funding from state and local agencies as discussed in Note 8.

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

Fair Value of Financial Instruments

The Company has a number of financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at March 31, 1998 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheets. The estimated fair value amounts have been determined by the Company using available market information and the appropriate valuation methodologies. Considerable judgment is necessarily required in the interpreting of market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable are presented net of a zero allowance for doubtful accounts at March 31, 1998 and 1997. The allowance is based on prior experience and management's evaluation of the collectibility of accounts receivable. Management believes that the allowance is adequate. However, additions to the allowance may be necessary based on changes in economic conditions.

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

Warranty Expense

The Company records warranty expense as incurred and does not make a provision as shipments are made. Such expense is not significant.

Impairment of Long-Lived Assets

The Financial Accounting Standards Board has issued Statement No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (FASB 121), which the Company has adopted effective April 1, 1996. FASB No. 121 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for possible impairment whenever events or changes in circumstance indicate that the carrying amount of an asset may not be recoverable. FASB No. 121 also requires that long-lived assets and certain identifiable intangibles held for sale be reported at the lower of carrying amount of fair value less cost to sell.
 The Company adopted FASB No. 121 effective April 1, 1996 and determined that no impairment loss need be recognized for the applicable assets.

Reclassifications

Certain prior period amounts have been reclassified to conform with the current financial statement presentation.

Earnings (Loss) Per Share

Effective for the Company's financial statements for the year ended March 31, 1998, the Company adopted SFAS No. 128, "Earnings per Share," which replaces the presentation of primary earnings per share ("EPS") and fully diluted EPS with a presentation of basic EPS and diluted EPS, respectively. Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Similar to fully diluted EPS, diluted EPS assumes conversion of the convertible preferred stock, the elimination of the related preferred stock dividend requirement, and the issuance of common stock for all other potentially dilutive equivalent shares outstanding. All prior-period EPS data have been restated. The adoption of this new accounting standard did not have a material effect on the Company's reported EPS amounts.

Recently Issued Pronouncement

In June 1997, the Financial Accounting Standards Board issued SFAS 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its comprehensive (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. This statement is effective for fiscal years beginning after December 15, 1997. Reclassification of the Company's financial statements for earlier periods provided for comparative purposes will be required. The Company believes that this standard will not have a material effect on the Company's financial statements.

In June 1997, SFAS No. 131, "Disclosures About Segments of an Enterprise and Related information" (Statement 131), was issued.
 This statement will change the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products, services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. Statement 131 is effective for fiscal years beginning after December 15, 1997. The Company does not expect that Statement 131 will have material effect upon the Company's financial statements.

In February 1998, SFAS No. 132, "Employers Disclosure About Pensions and Other Post Retirement Benefits" (Statement 132), was issued. This statement will change the way companies report information about pensions and other post retirement benefits. Statement 132 is effective for fiscal years beginning after December 15, 1998. The Company does not expect that Statement 132 will have a material effect upon the Company's financial statement.

Note 2 - Accounts Receivable

Pursuant to a federal government agency contract that was terminated at the convenience of the government, the Company was requested to bill the government for actual costs incurred plus a reasonable mark-up for profit. In accordance with this request, the Company has billed the government agency $263,219 and has included this amount in accounts receivable at March 31, 1998 and 1997.

Note 3 - Inventories

Inventories consist of:

                                          					1998      		 1997
                                             _______      _______

					Raw materials	                          $	312,792	  $	277,532
 				Work-in-process		                          37,076	    	46,718
 				Finished goods                           		97,882	   	110,223
                                             _________   _________
                                       						$	447,750  	$	434,473
                                             =========   =========

Note 4 - Property and Equipment

Major classes of property and equipment consist of the following:

                            						1998       		 1997       		Useful Lives
				Machinery and equipment     	$	275,819	    $	66,345	        	5 years
 			Furniture and fixtures	        	68,271	     	58,120	        	7 years
 			Leasehold improvements		         2,920	      	2,920	     	lease term
                                 _________     ________
                             						347,010    		127,385
 			Less:  Accumulated
           depreciation	          	119,045	     	83,287
                                 _________     ________
                             				$	227,965	    $	44,098
                                 =========     ========

Note 5 - Other Assets

Other assets consist of various security deposits.

Note 6 - Earnings (Loss) Per Share

Earnings per share has been computed and presented pursuant to the provisions of Statement of Financial Accounting Standards
No. 128, Earnings per Share, which was adopted during the fiscal year ended March 31, 1998.

                                   						1998          		 1997
                                     __________         _________
Net Loss                           		$	(1,864,876)	     $	(414,346)
Dividends paid on Preferred
Stock Series B-1	                       	(200,000)	           	-0-
                                     ____________       __________
Income Available to Common
Shareholders	                        $	(2,064,876)	     $	(414,346)
                                     _____________      ___________
Weighted Average Common
Shares Outstanding		                   17,312,550	     	15,896,524
                                     ____________       __________

Basic EPS		                             $	(.12)	           $	(.03)
Diluted EPS		                           $	(.12)	           $	(.03)

Diluted earnings per share does not include any stock warrants, options, or convertible preferred stock as the inclusion of these items would be antidilutive to earnings per share.

Note 7 - Stock Option Plans

The Company's Board of Directors adopted, on November 7, 1997, a 1997 Stock Incentive Plan (the "1997 Plan"). The 1997 plan is a successor to the 1993 plan, which has been terminated. Under the terms of the 1997 Plan, 850,999 shares were reserved for issuance to officers, directors, other employees and consultants meeting certain qualifications. Under the 1997 Plan, incentive stock options are granted at 100% of fair market on the date of grant. The right to exercise the options accrued at one quarter of the shares subject to grant in each year for four years after grant. Options granted under the plan expire on the day before the tenth anniversary of the plan.

Pursuant to the 1997 Plan, incentive stock options, nonqualified stock options, restricted stock and stock appreciation rights may be granted to such officers, directors, and employees of the Company, and to such consultants to the Company and such other persons or entities, as the Stock Option Committee of the Board of Directors (the "Committee") shall select. All incentive stock options ("ISO"), which may be granted only to employees and which provide certain tax advantages to the optionee, must have an exercise price of at least 100 percent of the fair market value of a share of common stock on the date the option is granted. No ISOs will be exercisable more than 10 years after the date of grant. ISOs granted to ten percent shareholders must have an exercise price of at least 110 percent of fair market value and may not be exercisable after the expiration of five years from grant. The exercise price and the term of nonqualified stock options will be determined by the Committee at the time of grant.

Stock appreciation rights ("SARS") may be granted independently or in connection with all or any part of any option granted under the 1997 Plan, either at the time of grant of the option or at any time thereafter. The holder of an SAR has the right to receive from the Company, in cash or in shares as the Committee shall determine, an amount equal to the excess of the fair market value of the shares covered by the SAR at the date of exercise over the exercise price set at the date of grant of the SAR. At the request of the holder of an option, the committee may at its discretion substitute for the exercise of the option, compensation (in cash or in shares) in an amount equal to or less than the excess of the fair market value of the shares covered by the option at the request date over the exercise price set at the grant of the option.

A restricted stock award, entitling the recipient to acquire shares of common stock for a purchase price at least equal to par value may be granted to such persons and in such amounts and subject to such terms and conditions as the Committee may determine. Shares of restricted stock may not be sold, assigned, transferred, pledged or otherwise encumbered or disposed of except as specified in the 1997 Plan or the written agreement governing the grant. The Committee, at the time of grant, will specify the date or dates on which the nontransferability of the restricted stock shall lapse. During the 120 days following the termination of the grantee's employment for any reason, the Company has the right to require the return of any shares to which restrictions on transferability apply, in exchange for which the Company shall repay to the grantee any amount paid by the grantee for such shares.

Unless sooner terminated by the Board, the provisions of the 1997 Plan regarding the grant of ISOs shall terminate on the tenth anniversary of the adoption of the 1997 Plan by the Board.
 No ISOs shall thereafter be granted under the Plan, but all ISOs granted theretofore shall remain in effect in accordance with their terms.

In addition to these plans, the Company has issued non-qualified stock options and warrants upon the approval by the Board of Directors. Such options and warrants are granted at 100% of fair market value on the date of the grant. Information with respect to non-qualified stock options and warrants are summarized as follows:

                                  					Price              		Shares
                                 _________________        ___________
			Outstanding, March 31, 1997	  $  .38 to $ 6.35 		      2,654,013
 			Granted	                     $ 1.50 to $10.00	         	532,000
 			Exercised	                   $  .38 to $ 1.00 	         (90,000)
 			Canceled	                    $ 3.38 to $ 4.50         	 (45,000)
                                                          __________
 		Outstanding  March 31, 1998 	                       			3,051,013

In October 1995, the Financial Accounting Standards Board issued
Statement No. 123 "Accounting for Stock-Based Compensation"
("FASB 123"), which is effective for the Company's year beginning April 1, 1996. As permitted under FASB 123, the
Company has elected not to adopt the fair value based method of accounting for its stock-based compensation plans, but will continue to account for such compensation under the provisions of Accounting Principles Board Opinion No. 25. Pro forma information regarding net income and earnings per share is required by FASB 123, and has been determined as if the Company had accounted for its stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using an option pricing model with the following weighted average assumptions for the year ended March 1998 and 1997, respectively: risk-free interest rates of 5.0% and 5.2%, volatility factor of the expected market price of the Company's common stock of 95.2, and a weighted-average expected life of the options of 6.75 and 9.25 years, and a dividend yield of 0.00%.

The options valuation model was developed for use in estimating the fair value of options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, management has determined that the stock options have no value. As such, pro forma information would not provide different net income (loss) or earnings (loss) per share figures than those presented herein.

Note 8 - Convertible, Cumulative and Participating Preferred
Stock

In the fiscal year ended March 31, 1997, the Company completed two private placements of preferred stock. The Company sold 805 shares of 10% Series A convertible preferred stock, priced at $10,000 per share. The Company also sold 2,000 shares of 10%
Series B-1 convertible, cumulative and participating preferred stock, priced at $1,000 per share.

Throughout the fiscal years ended March 31, 1998 and 1997, pursuant to an optional conversion or redemption of Series A preferred stock, 38 shares were converted into 200,877 shares of common stock and 48 shares were redeemed, 496 shares were converted into 1,875,579 shares of common stock and 223 shares were redeemed during the years ended March 31, 1998 and 1997, respectively. The converted shares were converted based upon 85% of the average closing bid price for the five trading days prior to the conversion.

The 10% Series B-1 convertible, cumulative and participating preferred stock is convertible into restricted common shares after December 31, 1997 at a price which is the lesser of (a)
$7.50 per share or (b) 85% of the average closing price for the five days prior to the conversion date. As of March 31, 1998, there are $54,849 of undeclared dividends on the Series B-1 preferred stock.

In December 1997, the Board of Directors declared and distributed a stock dividend on the preferred Series B-1 stock.
The stock dividend amounted to 200 shares of preferred Series
B-1 stock at $1,000 per share. The stock dividend was equivalent to the 10% annual dividend on the preferred Series B stock.

The 10% Series B-2 preferred stock is convertible into restricted common shares at a price which is the greater of (a)
$7.50 per share or (b) 85% of the average closing price for the five days prior to the conversion date. As of March 31, 1998, this preferred stock remains unissued.

Note 9 - Income Taxes

The Company has net operating loss carryforwards for tax purposes amounting to approximately $9.5 million that may be offset against future taxable income which expire through 2013.
In addition, the Company has investment and research and development tax credits for tax purposes amounting to approximately $196,000 which expire through 2003.

Deferred income taxes are recognized for differences between the bases of assets and liabilities for financial statement and income tax purposes. The utilization of these tax attributes is contingent upon the Company's ability to generate future taxable income and tax before the tax attributes expire as well as Internal Revenue Code limitations. As a result, a valuation allowance equal to the full extent of the deferred tax asset has been established. The change in the deferred tax asset (as well as the valuation account) was approximately $624,000 for the fiscal year ended March 31, 1998.

The Company was subject to capital based taxes for New York
State for the years ended March 31, 1998 and 1997.

Note 10 - Commitments and Contingencies

Employment Contract

The Company is obligated under an employment agreement with the Chairman to pay him $150,000 during the year ended February 28, 1998.

During the year ended March 31, 1998, the Company entered into a new employment agreement with the Chairman. The new agreement is for a three year period covering August 4, 1997 through August 3, 2000. This agreement is renewable for successive three year periods.

Under this employment agreement, the Company is obligated to pay the Chairman $150,000 for the period ending August 3, 1998 with an annual increase of 10% for each subsequent year under the terms of employment. The Company also agrees that its Board of Directors may raise the Chairman's salary as soon as the financial resources of the Company and other business conditions permit. In such event, the Chairman's salary shall be comparable to that of chief executive officers of other technology driven publicly held companies.

This employment agreement can terminate for one of the following reasons: (1) disability, (2) death, (3) for cause, and (4) without cause, change in control.

The following payout terms apply if this agreement is terminated:

1. In the case of disability, the Chairman shall be paid until the end of the month in which such termination occurs. The
Chairman will receive royalties of 5% of the gross revenues earned by the Company each month for a period of fifteen years from the effective date of termination.

2.	If the agreement terminates due to the death of the Chairman, the agreement shall terminate immediately, except that the
Chairman's wife, if any, or otherwise his estate, shall receive the Chairman's salary until the termination date, payments in the amount of the Chairman's base salary for a period of six months from the date of termination and the aforementioned
royalty.

3.	If the agreement terminates due to cause.  Cause is defined
as willful misconduct by the executive or the conviction of a felony, the Chairman shall receive his regular salary until the end of the month in which such termination occurs.  The Chairman must be notified at least ten days prior of his termination.

4.	If the agreement terminates due to a change in control or
without cause, the Chairman shall receive his salary until the end of the month in which he is terminated, an amount equal to three years base salary plus three times the prior year bonus, the aforementioned royalties and all of the Chairman's
outstanding options will be deemed immediately vested and
exercisable for a period of one year from the effective date of termination.

Operating Leases

Effective April 1, 1994, the Company commenced a noncancellable operating lease that expired on March 31, 1998. In April 1998 this lease was renewed at the same terms for a one year period with respect to the Company's executive offices and operations.
Rent expense was $58,714 and $55,416 for the years ended March
31, 1998 and 1997, respectively.

In January 1998, the Company commenced a noncancellable operating lease that expires on February 28, 2000, with a renewal option for two additional, two year periods, with respect to the companies Indiana office. Rent expense was $3,092 for the year ended March 31, 1998.

The Company also has non-cancelable operating leases for a vehicle and office equipment. The monthly rental on the vehicle and office equipment is $303 and $205, respectively. The amount charged to expense was $3,636 and $-0-, respectively, for the year ended March 31, 1998 and $3,636 and $2,315 respectively, for the year ended March 31, 1997. The lease on the office equipment expired in February 1997.

Future minimum rentals are as follows:

					For years ending March 31, 1999           	$	71,086
 				March 31, 2000	                             	16,200
                                                ________
                                          						$	87,286
                                                ========

Government Regulation

The Company's operations are highly sensitive to regulations promulgated by the United States and throughout the world in which the Company has targeted its marketing efforts. These regulations or deregulations could affect both the competition for the Company's product as well as the costs associated with doing business abroad.

Cash in Excess of SIPC Limit

At March 31, 1997, the Company has a money market fund with the Bank of New York, which is insured by the Security Investors Protection Corporation (SIPC). The SIPC insures these accounts up to $500,000, at March 31, 1997, the uninsured balance was $4,488,897. At March 31, 1998, the balance in this money market fund was $242,413. The Company held a treasury bill at March 31, 1998 in the amount of $2,194,720 which matured on April 16, 1998.

Pending Litigation

The Company is a defendant in an action arising from an alleged wrongful termination of a purported agreement with Brockington Securities, Inc. The Company has asserted counter claims and intends to vigorously defend its position. Inasmuch as discovery has not begun in this case, the outcome and range of damages or settlement (if any) is unknown.

Note 11 - Segment Information and Significant Customers

Significant Customers

The Company considers itself to be in a single industry defined as the design, manufacturing, and marketing of high performance distributed digital switching and networking systems. For fiscal years ended March 31, 1998 and 1997, the Company derived 9% and 100% of its revenue from Federal government agencies. For the fiscal year ended March 31, 1998, the Company had sales representing 91% of its revenue from two customers. The accounts receivable for these customers accounted for 100% of the total accounts receivable at March 31, 1998 and 1997.

Note 12 - Extraordinary Item

In May 1996, the Company entered into an agreement to restructure the debt with the New York Job Development Authority
(JDA).  The agreement required the Company to pay $300,000.
This amount was paid in full in July 1996.  The extraordinary item in the amount of $291,756 is included in the calculation of net income (loss) for the fiscal year ended March 31, 1997 and has been calculated as follows:

			Debt payable to the JDA                        	$	591,756
 		Cash paid in settlement of debt                 		300,000
                                                   _________
 		Extraordinary Gain on Extinguishment of Debt	   $	291,756
                                                   =========

Note 13 - Foreign Operations

During the fiscal year ended March 31, 1998, the Company formed a wholly owned subsidiary, Cyber Digital (India) Private
Limited, under the rules and regulations of the Country of India. The subsidiary has not begun operations and has no assets as of March 31, 1998.

Note 14 - Related Party Transactions

On September 25, 1995, the Company borrowed $100,000 from Dr.
Anil K. Agarwal, a Director of the Company, for working capital purposes. This note was converted into common stock in October
1996.