Form 10QSB
period 1998-06-30
CYBER DIGITAL INC
filed 1998-08-05
CIK 721295

U.S. SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

                               FORM 10-QSB

                  _________________________________________



(Mark One)

    [x]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended June 30, 1998

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

Yes     X    No

The number of shares of common equity outstanding at June 30, 1998:
17,386,053 shares of Common Stock, par value $.01 per share.

                        Cyber Digital, Inc.
                           BALANCE SHEETS

                              ASSETS

                                      			June 30,  			    March 31,
                                        			1998 		         	1998
                                     			(Unaudited) 		  	(Audited)
CURRENT ASSETS
	Cash and cash equivalents  	           $ 	1,683,144 		  $	 2,436,473
	Accounts receivable 		                      403,180 		      	383,603
	Inventories                              	 	447,750 		      	447,750
	Prepaid expenses 	                           	8,417 		       	23,545
                                        ____________     ____________
	     Total Current Assets             	$ 	2,542,491    	$ 	3,291,371
                                        ____________     ____________

PROPERTY AND EQUIPMENT, NET
	Equipment                             	$   	288,794   		$   	275,819
	Furniture and Fixtures                     		72,186          	68,271
	Leasehold Improvements                      		2,920         			2,920
                                        ____________     ____________
                                      		$   	363,900   		$   	347,010
	Accumulated depreciation                	 	(134,040)		     	(119,045)
                                        ____________     ____________
  TOTAL PROPERTY AND EQUIPMENT        		$  	 229,860    	$   	227,965
                                        ____________     ____________
OTHER ASSETS
 Other                                 	$    	14,999  	 	$    	14,350
                                        ____________     ____________

                                      		$ 	2,787,350  	 	$ 	3,533,686
                                        ============     ============

       The accompanying notes are an integral part of these statements.

                                Cyber Digital, Inc.
                                  BALANCE SHEETS

                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                       			June 30,        		March 31,
                                       			  1998           		 1998
                                     			(Unaudited)       		(Audited)
CURRENT LIABILITIES
	Accounts payable and accrued expenses 	$     52,729       	$   140,949
                                        ____________        ____________
	     Total Current Liabilities        	$    	52,729       	$  	140,949
                                        ____________        ___________


SHAREHOLDERS' EQUITY
	Convertible preferred stock - Series
  A $.05 par value; authorized 9,991,940
  shares; issued and outstanding, 0
  and 0 shares at June 30, 1998 and
  March 31, 1998, respectively        	 $        	0         $         	0
	Convertible, cumulative and
  participating preferred stock
  - Series B-1 $.05 par value;
  authorized 3,225 shares;
  issued and outstanding 2,200 and
  2,200 shares at June 30, 1998
  and March 31, 1998, respectively            		110 	              	110
 Preferred Stock - Series B-2 cumulative,
  convertible and participating
  $.05 par value; authorized 4,835
  shares; issued and outstanding; none 		         0 	                	0
 Common Stock - $.01 par value;
  authorized,  30,000,000
  shares; issued and outstanding,
  17,386,053 shares and 17,386,053
  shares at June 30, 1998 and
  March 31, 1998, respectively              173,861              173,861
	 Additional paid-in capital 	          	13,860,257 	        	13,860,257
	 Accumulated deficit                 		(11,299,607)       		(10,641,491)
                                        ___________          ___________
                                     		$ 	2,734,621 	        $	3,392,737
                                       ____________          ___________
                                     		$ 	2,787,350         	$	3,533,686
                                       ============          ===========

       The accompanying notes are an integral part of these statements.

                           Cyber DigitaI, Inc.
                       STATEMENTS OF OPERATIONS
                             (Unaudited)

                                         			Three Months Ended
                                                 June 30

                                       			1998 	            	 	1997

Net sales                             	$    81,380 	        $         0

Cost of sales  	                         		130,750 		           	18,324
                                       ___________          ___________
  	Gross Profit (Loss)                	$  	(49,370) 	      	$  	(18,324)
                                       ___________          ___________

Operating Expenses
	Selling, general and
  administrative expenses             	$  	527,121         	$  	229,478
	Research and development 	               	107,982 		           	43,962
                                       ___________          ___________

  	Total operating expenses            $  	635,103 	        $  	273,440
                                       ___________          ___________
  	Operating Profit (Loss)            	$ 	(684,473)       		$ 	(291,764)

Other Income, net                       		 	26,357 	          	 	57,115
                                       ___________          ___________

Net Loss                             		$ 	(658,116)       		$ 	(234,649)
                                       ___________          ___________

Earnings (loss) per common and
  common equivalent share
	Net earnings per common and
  common equivalent share             	$    	(0.04)       		$    	(0.01)
                                       ===========          ===========

Weighted average number of
 common shares outstanding           			17,312,550      	 	 	17,096,313
                                       ===========          ===========

      The accompanying notes are an integral part of these statements.

                             Cyber Digital, Inc.
                          STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                               Three Months Ended
                                                    June 30,

                                             1998               1997
Cash Flows from Operating Activities
	Net earnings (loss) 	                    	$ 	(658,116) 		    $ 	(234,649)
	Adjustments to reconcile net loss to net cash
  used in operating activities:
	  Depreciation 	                              	14,996 		          	3,915
	  Amortization                                   			0 		            	216
   (Increase) decrease in operating assets
     Accounts receivable 			                   (19,577) 	        		(1,150)
     Inventories                                  			0          			(2,630)
     Prepaid expenses 		                       	15,129             			613
     Other assets                              			(649)              			0
   Decrease in operating liabilities
     Accounts payable and accrued expenses 			 (88,222)         			25,525
                                           ___________        ___________
   Net cash used in operating activities 		$ 	(736,439)     		$ 	(208,160)
                                           ___________        ___________

Cash Flows from investing activities
	Purchase of equipment 		                  $  	(16,890)     		$  	(62,255)
	Purchase of furniture & fixtures                 			0           		(1,305)
                                           ___________        ___________
   Net cash used in investing activities 		$  	(16,890)     		$  	(63,560)
                                           ___________        ___________

Cash Flows from Financing Activities
	Redemption of preferred stock           		$        	0      		$  	(551,766)
                                           ___________        ____________
   Net cash used in financing activities 		$        	0      		$  	(551,766)
                                           ___________        ____________
NET DECREASE IN CASH AND CASH EQUIVALENTS		$ 	(753,329)     		$  	(823,486)

Cash and cash equivalents at
beginning of period 		                     		2,436,473 	       		5,002,773
                                           ___________        ____________
Cash and cash equivalents at end
of period 			                              $	1,683,144 	     	$ 	4,179,287
                                           ===========        ============

Supplemental Disclosure of Cash Flow Information:
	Cash paid during the period
   for Income taxes 	                     	$    	4,140     	 	$    	6,353
                                           ===========        ===========

       The accompanying notes are an integral part of these statements.

                             CYBER DIGITAL, INC.
                      NOTES TO FINANCIAL STATEMENTS
                  ===================================

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending March 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the fiscal year ended March 31, 1998.

NOTE 2 - INVENTORIES

Inventory of purchased parts and work-in-process for eventual resale to customers are valued at the lower of cost or market, as determined by the first-in, first-out (FIFO) method and consisted of the following:

	                                    June 30, 1998   		March 31, 1998
Raw materials                        $  	312,792 	     $   	312,792
Work-in-process                          	37,076 	          	37,076
Finished goods                           	97,882 		          97,882
                                     ___________       ____________
                                     $  	447,750      	$   	447,750
                                     ===========       ============

                Management's Discussion and Analysis
           of Financial Condition and Results of Operations

Results of Operations

Net sales for quarter ended June 30, 1998 were $81,380 as compared to $0 for quarter ended June 30, 1997. Gross profit
(loss) for quarter ended June 30, 1998 was (61%) of net sales, compared to (100%) for quarter ended June 30, 1997. Fluctuations in gross profit margins are primarily attributable to price changes, changes in sales mix by product or distribution channel. Selling, general and administrative expenses increased by 230% in quarter ended June 30, 1998 as compared to quarter ended June 30, 1997.
Net loss for quarter ended June 30, 1998 was $(658,116) or $(.04) per share as compared to $(234,649) or $(.01) per share for quarter ended June 30, 1997.

Liquidity and Capital Resources

Total working capital decreased by $660,660 to $2,489,762 for quarter ended June 30, 1998 from $3,150,422 for period ended March 31, 1998. The current ratio increased to 48.2 to 1 as at June 30, 1998 from 23.3 to 1 as at March 31, 1998. Current levels of inventory are adequate to meet short term sales. There were no significant capital expenditures in the quarter ended June 30, 1998. The Company believes that its current sources of liquidity will be sufficient to meet its needs for the foreseeable future. The Company believes that, if needed, it will be able to obtain additional funds required for future needs.

                           CYBER DIGITAL, INC.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS IN FORM 8-K

A).  Exhibits.
       27 Financial Data Schedule

B).  Reports on Form 8-K

     No reports on Form 8-K were filed by the Registrant for the three months ended June 30, 1998.


                                             Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        CYBER DIGITAL, INC.

DATED:  August 5, 1997
                                              By:  \s\ J.C. Chatpar
                                                   ________________
                                          Chairman of the Board, President,
                                          Principal Financial Officer and
                                          Chief Executive Officer