Form 10QSB
period 1998-09-30
CYBER DIGITAL INC
filed 1998-11-09
CIK 721295

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-QSB

                 _________________________________________


(Mark One)

    [x]                QUARTERLY REPORT PURSUANT TO SECTION 13
                                    OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended September 30, 1998


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

Yes     X    No
    ______      ______

The number of shares of stock outstanding at September 30, 1998:
17,386,053 shares of Common Stock, par value $.01 per share.

                        Cyber Digital, Inc.
                          BALANCE SHEETS

                             ASSETS

                                       			September 30, 			March 31,
                                           			1998 	 	      	1998
                                        			(Unaudited)  			(Audited)
CURRENT ASSETS
	Cash and cash equivalents              	$ 	1,051,093 		$ 	2,436,473
	Accounts receivable                        		492,611 		    	383,603
	Inventories  		                              447,750 		    	447,750
	Prepaid expenses 		                            6,083 		     	23,545
                                         ____________   ____________
   Total Current Assets                 	$ 	1,997,537 		$ 	3,291,371
                                         ____________   ____________
PROPERTY AND EQUIPMENT, NET
	Equipment                              	$   	359,201 		$   	275,819
	Furniture and Fixtures                      		68,271      			68,271
	Leasehold Improvements                       		3,920 	      		2,920
                                         ____________   ____________
                                       		$   	431,392 		$ 	  347,010
 Accumulated depreciation 	                		(151,453) 		  	(119,045)
                                         ____________   ____________
Total Property And Equipment           		$   	279,939 		$   	227,965
                                         ____________   ____________
OTHER ASSETS
	Other  	                                $    	14,783	 	$    	14,350
                                         ____________   ____________

                                       		$ 	2,292,259  	$ 	3,533,686
                                         ============   ============

The accompanying notes are an integral part of these statements

                            Cyber Digital, Inc.
                              BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY
                                      	  	September 30,   		March 31,
                                         			  1998 		         1998
                                        		(Unaudited)     		(Audited)

CURRENT LIABILITIES
Accounts payable and accrued expenses   	$ 	109,671 	     $ 	140,949
                                         __________       __________
  Total Current Liabilities 	            $ 	109,673      	$ 	140,949

Long-term debt, less current maturities  	       	0 	             	0
                                         __________       __________

                                       		$ 	109,673      	$ 	140,949
                                         __________       __________

SHAREHOLDERS' EQUITY
 Convertible preferred stock - Series A
  $.05 par value; authorized 9,991,940
  shares; issued and outstanding, 0
  and 0 shares at September 30, 1998 and
  March 31, 1998 respectively 	          $       	0      	$      	0
 Convertible, cumulative and participating
  preferred stock - Series B-1 $.05 par
  value; authorized 3,225 shares;
  issued and outstanding 2,200 and 2,200
  shares at September 30, 1998 and
  March 31, 1998, respectively 	               	110           		110
 Preferred Stock - Series B-2 cumulative,
  convertible and participating $.05 par
  value, authorized 4,835 shares;
  issued and outstanding; none 		                 0 	            	0
 Common Stock - $.01 par value; authorized,
  30,000,000 shares; issued and outstanding,
  17,386,053 shares and 17,386,053 shares
  at September 30, 1998 and March 31, 1998,
  respectively 	                           	173,861 	      	173,861
 Additional paid-in capital            		13,860,257    		13,860,257
 Accumulated deficit                  		(11,851,642)  		(10,641,491)
                                        ___________      __________
                                     		$ 	2,182,586   	$ 	3,392,737
                                       ____________    ____________
                                     		$ 	2,292,259 	  $ 	3,533,686
                                       ============    ============

    The accompanying notes are an integral part of these statements

                              Cyber  DigitaI, Inc.
                           STATEMENTS OF OPERATIONS
                                 (Unaudited)

			                                             Three Months Ended
                                               			September 30,
                                          			1998 	           	1997
Net sales  	                                	$  	182,679 	    	$   	28,410
Cost of sales                                 			144,260 	        		26,002
                                             ___________       ___________

Gross profit                                	$   	38,419 	    	$    	2,408
                                             ___________       ___________

Operating Expenses
	Selling, general and administrative
  expenses                                  	$  	410,474     		$  	413,603
	Research and development                     	 	197,406 	       	 	46,056
                                             ___________       ___________

Total operating expenses                     $  	607,880 	    	$  	459,659
                                             ___________       ___________

Operating Loss                              	$ 	(569,461)    		$ 	(457,251)

Other Income, net 		 	                            17,426 	 	       	50,380
                                             ___________       ___________

Net Loss                                   		$ 	(552,035)     	$ 	(406,871)
                                             ===========       ===========

Earnings (loss) per common and common equivalent share
	Net earnings (loss) per common and
  common equivalent 	                        $    	(0.03)   	 	$   	(0.02)
                                             ===========       ==========

Weighted average number of common
 shares outstanding                        			17,386,053 	    	17,146,528
                                              ==========       ==========

     The accompanying notes are an integral part of these statements

                                   Cyber Digital, Inc.
                                STATEMENTS OF OPERATIONS
                                     (Unaudited)

			                                                Six Months Ended
                                                  			September 30,
		                                          	1998 	            	 	 1997
Net sales  	                                	$ 	264,060 	      	$  	28,410
Cost of sales  	                              		275,009 		        	 44,326
                                             __________         __________

Gross profit                                	$ 	(10,949)     	 	$ 	(15,916)
                                             __________         __________

Operating Expenses
	Selling, general and administrative
  expenses                                  	$ 	872,005       		$  641,535
	Research and development  	                   	370,979 	        	 	91,564
                                             __________         __________

Total operating expenses                   	 $1,242,984 	      	$ 	733,099
                                             __________         __________

Operating Loss 	                             $(1,253,933) 	    	$	(749,015)

Other Income, net                            		 	43,783       	 	 	107,495
                                             __________         __________

Net Loss 	                                 	$(1,210,150) 	     	$ (641,520)
                                            ===========         ==========

Earnings (loss) per common and common equivalent share
	Net earnings (loss) per common and
  common equivalent                         $   	(0.07)         $  	(0.02)
                                            ===========         ==========

Weighted average number of common
 shares outstanding                        		17,386,053 	 	     17,146,528
                                             ==========         ==========

        The accompanying notes are an integral part of these statements

                               Cyber Digital, Inc.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                         			Six Months Ended September 30,
                                              			1998 	         		1997
Cash Flows from Operating Activities
	Net earnings (loss) 	                      $ 	(1,210,150) 		$ 	(641,520)
	Adjustments to reconcile net earnings
  (loss) to net cash provided by
  (used in) operating activities:
	   Depreciation                                 		32,408      			11,576
	   Amortization 	                                   	216 	        		432
    (Increase) decrease in operating assets
	     Accounts receivable 		                     (109,007) 	   		(30,010)
	     Inventories 	                                    	0     			(10,358)
	     Prepaid expenses                           		17,462       			3,920
	     Other assets 		                                (649) 		         	0
	   Increase (decrease) in operating liabilities
	     Accounts payable and accrued expenses 		    (31,278) 	    		35,263
                                              ___________    ___________
     Net cash used in operating activities 	$  (1,300,998)     	(630,697)
                                            _____________    ___________

Cash Flows from Investing Activities
	Purchase of equipment 	                     $   	(83,382) 		$ 	(105,749)
	Purchase of furniture & fixtures                     		0      			(1,305)
	Purchase of leasehold improvements              		(1,000) 			         0
                                             ____________    ____________
   Net cash used in investing activities 	   $   	(84,382) 		$ 	(107,054)
                                             ____________    ___________
Cash Flows from Financing Activities
	Redemption of preferred stock 	             $         	0  		$ 	(613,274)
	Issuance of common stock                             		0      			67,500
                                             ____________    ___________
  Net cash provided by financing activities 	$         	0 	 	$ 	(545,774)
                                             ____________    ___________
NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS 	                               	$ (1,385,380) 		$ 1,283,525)

Cash and cash equivalents at
 beginning of period 	                        		2,436,473 	  		5,002,773
                                             ____________    ___________
Cash and cash equivalents at end of period 	 $ 	1,051,093 	 	$	3,719,248
                                             ============    ===========
Supplemental Disclosure of Cash Flow Information:
	Cash paid during the period for Income taxes    	$ 	0         	 	$ 	0

     The accompanying notes are an integral part of these statements

                             CYBER DIGITAL, INC.
                        NOTES TO FINANCIAL STATEMENTS
                    ===================================

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending March 31, 1999.
For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the fiscal year ended March 31, 1998.


NOTE 2 - INVENTORIES

Inventory of purchased parts and work-in-process for eventual resale to customers are valued at the lower of cost or market, as determined by the first-in, first-out (FIFO) method and consisted of the following:

                             September 30, 1998 	    	March 31, 1998
                             __________________       ______________
Finished goods                   $ 	312,792              $ 	312,792
Work-in-process                     	37,076                		37,076
Raw materials                       	97,882                		97,882
                                 __________              __________
                                 $ 	447,750              $		447,750
                                 ==========              ==========

                    Management's Discussion and Analysis
             of Financial Condition and Results of Operations


Results of Operations

For Three Months Ended September 30, 1998

Net sales for quarter ended September 30, 1998 were $182,679 as compared to $28,410 for quarter ended September 30, 1997. Gross profit for quarter ended September 30, 1998 was 21% of net sales as compared to 8% for quarter ended September 30, 1997.
Fluctuations in gross profit margins are primarily attributable to price changes, changes in sales mix by product or distribution channel. Selling, general and administrative expenses for the quarter ended September 30, 1998 were $410,474 as compared to $413,603 for the quarter ended September 30, 1997. Loss from operations for quarter ended September 30, 1998 was $(569,461) as compared with $(457,251) for quarter ended September 30, 1997. Net loss for quarter ended
September 30, 1998 was $(552,035) or $(.03) per share as compared to $(406,871) or $(.02) per share for quarter ended September 30, 1997.


For Six Months Ended September 30, 1998


Net sales for the six month period ended September 30, 1998 were $264,060 as compared with $28,410 for the period ended September
30, 1997. Gross profit (loss) for the period ended September 30, 1998 was (4)% of net sales as compared to (56)% for the period ended September 30, 1997. Selling, general and administrative expenses for the period ended September 30, 1998 were $872,005 as compared to $641,535 for the period ended September 30, 1997.
Loss from operations for the period ended September 30, 1998 was $(1,253,933) as compared with $(749,015) for the period ended September 30, 1997. Net loss for the period ended September 30,
1998 was $(1,210,150) or $(.07) per share as compared with $(641,520)
or $(.02) per share for the period ended September 30, 1997.


Liquidity and Capital Resources

Total working capital decreased by $1,262,558 to $1,887,864 for quarter ended September 30, 1998 from $3,150,422 for period ended March 31, 1998. The current ratio decreased to 18.2 to 1 as at September 30, 1998 from 23.3 to 1 as at March 31, 1998. Current levels of inventory are adequate to meet short term sales.
There were no significant capital expenditures in the quarter ended September 30, 1998. The Company believes that its current sources of liquidity will be sufficient to meet its needs for the foreseeable future. The Company believes that, if needed, it will be able to obtain additional funds required for future needs.

                       CYBER DIGITAL, INC.


PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS IN FORM 8-K

A).  Exhibits.

       27   Financial Data Schedule

B).  Reports on Form 8-K

       No reports on Form 8-K were filed by the Registrant for the three months ended September 30, 1998.

                              Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          CYBER DIGITAL, INC.

DATED:  November 9,1998                  By:\s\ J.C. Chatpar
                                            ________________
                                            Chairman, Principal
                                            Financial Officer