Form 10QSB
period 1998-12-31
CYBER DIGITAL INC
filed 1999-02-12
CIK 721295

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
                    -----------------------------------------

(Mark One)
    [x]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1998

    [        TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

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

Check  whether  the issuer  [1] has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and [2] has been subject to such filing requirements for the past 90 days.
 Yes    [X]   No    [ ]

The number of shares of stock outstanding at December 31, 1998: 17,386,053 shares of Common Stock, par value $.01 per share.

                              Cyber Digital, Inc.

                                 BALANCE SHEETS








                               ASSETS

                                               December 31,      March 31,
                                                  1998             1998
                                               (Unaudited)       (Audited)


CURRENT ASSETS
    Cash and cash equivalents              $      622,557    $  2,436,473
    Accounts receivable                           367,231         383,603
    Inventories                                   447,750         447,750
    Prepaid expenses                                4,719          23,545
                                           --------------    ------------

         Total Current Assets              $    1,442,257    $  3,291,371
                                           --------------    ------------

PROPERTY AND EQUIPMENT, NET
    Equipment                                     366,396         275,819
    Furniture and Fixtures                         68,271          68,271
    Leasehold Improvements                 $        4,786    $      2,920
                                           --------------    ------------
                                           $      439,453    $    347,010

     Accumulated depreciation                    (171,093)       (119,045)
                                           --------------    ------------
Total Property And Equipment               $      268,360    $    227,965


OTHER ASSETS
    Other                                  $       14,566    $     14,350
                                           --------------    ------------



                                           $    1,725,183    $  3,533,686
                                           ==============    ============


The accompanying notes are an integral part of these statements

                               Cyber Digital, Inc.

                                 BALANCE SHEETS





                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                        December 31,      March 31,
                                                                            1998            1998
                                                                        (Unaudited)       (Audited)

CURRENT LIABILITIES
    Accounts payable and accrued expenses                               $    71,031    $   140,949
                                                                        -----------    -----------

         Total Current Liabilities                                      $    71,031    $   140,949


Long-Term Debt, less current maturities                                           0              0
                                                                        -----------    -----------

                                                                        $    71,031    $   140,949


SHAREHOLDERS' EQUITY
    Convertible preferred stock - Series A $.05 par value;
    authorized 9,991,940 shares; issued and
    outstanding, 0 and 0 shares at December 31, 1998 and
    March 31, 1998 respectively                                         $         0   $          0

    Convertible, cumulative and participating preferred stock
    - Series B-1 $.05 par value; authorized
    3,225 shares; issued and outstanding 2,200 and 2,200
    shares at December 31, 1998 and March 31, 1998, respectively                110            110
    Preferred Stock - Series B-2 cumulative, convertible and
    participating $.05 par value, authorized 4,835 shares
    issued and outstanding; none                                                  0              0
     Common Stock - $.01 par value; authorized,
    30,000,000 shares; issued and outstanding, 17,386,053 shares and
    17,386,053 shares at December 31, 1998
    and March 31, 1998,  respectively                                       173,861        173,861
     Additional paid-in capital                                          13,860,257     13,860,257
     Accumulated deficit                                                (12,380,076)   (10,641,491)
                                                                        -----------    -----------
                                                                        $ 1,654,152    $ 3,392,737
                                                                        -----------    -----------
                                                                        $ 1,725,183    $ 3,533,686
                                                                        ===========    ===========


The accompanying notes are an integral part of these statements







                               Cyber Digital, Inc.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                               Three Months Ended
                                                                                  December 31,

                                                                           1998               1997
Net Sales                                                              $   15,866       $          0
Cost of Sales                                                              23,789             49,188
                                                                       -----------       ------------

    Gross profit                                                       $   (7,923)      $    (49,188)
                                                                       -----------       ------------

Operating Expenses
    Selling, general and administrative expenses                       $  343,225       $    441,248
    Research and development                                              187,310             67,457
                                                                       -----------       ------------

    Total operating expenses                                           $  530,535       $    508,705
                                                                       -----------       ------------

    Operating Loss                                                     $ (538,458)      $   (557,893)


Other Income, net                                                          10,023             44,737
                                                                       -----------       ------------

Net Loss                                                               $ (528,435)     $    (513,156)
                                                                        =========       ============

Earnings (Loss) per common and common equivalent share
    Net earnings (loss) per common and common equivalent               $    (0.03)     $       (0.03)
                                                                       -----------       ------------

Weighted average number of common shares outstanding                   17,386,053         17,327,822
                                                                       ===========       ============



The accompanying notes are an integral part of these statements

                                             Cyber Digital, Inc.

                                         STATEMENTS OF OPERATIONS
                                                (Unaudited)



                                                                                Nine Months Ended
                                                                                   December 31,

                                                                              1998              1997

Net Sales                                                               $    279,926       $     28,410
Cost of Sales                                                                298,798             93,514
                                                                        ------------       ------------

    Gross profit                                                        $    (18,872)      $    (65,104)
                                                                        ------------       ------------

Operating Expenses
    Selling, general and administrative expenses                        $  1,348,928       $  1,082,784
    Research and development                                                 424,591            159,020
                                                                        ------------       ------------

    Total operating expenses                                            $  1,773,519       $  1,241,804
                                                                        ------------       ------------

    Operating Loss                                                      $ (1,792,391)     $  (1,306,908)

Other Income, net                                                             53,806            152,232
                                                                        ------------       ------------

Net Loss                                                                $ (1,738,585)      $ (1,154,676)
                                                                        ============       ============
Earnings (loss) per common and common equivalent share
    Net earnings (loss) per common and common  equivalent               $      (0.10)      $      (0.07)
                                                                        ============       ============
Weighted average number of common shares outstanding                      17,386,053         17,327,822
                                                                        ============       ============




The accompanying notes are an integral part of these statements

                                        Cyber Digital, Inc.

                                     STATEMENTS OF CASH FLOWS
                                            (Unaudited)




                                                                               Nine Months Ended
                                                                                  December 31,

                                                                             1998                   1997

Cash Flows from Operating Activities
    Net loss                                                             $  (1,738,585)    $(1,154,676)
    Adjustments to reconcile net earnings (loss) to net cash
     provided by (used in) operating activities:
       Depreciation                                                             51,115          21,921
       Amortization                                                              1,365             770
       (Increase) decrease in operating assets
         Accounts receivable                                                    16,372         (29,910)
         Inventories                                                                 0           1,409
         Prepaid expenses                                                       18,826           3,828
         Other assets                                                             (649)         (4,720)
       Increase (decrease) in operating liabilities
         Accounts payable and accrued expenses                                 (69,919)         28,754
                                                                          ------------     -----------
           Net cash used in operating activities                          $ (1,721,475)    $(1,132,624)
                                                                          ------------     -----------

Cash Flows from Investing Activities
    Purchase of equipment                                                 $    (90,576)    $  (162,914)
    Purchase of furniture & fixtures                                                 0          (1,305)
    Purchase of leasehold improvements                                          (1,866)              0
                                                                          ------------     -----------
           Net cash used in investing activities                          $    (92,442)    $  (164,219)
                                                                          ------------     -----------

Cash Flows from Financing Activities
    Redemption of preferred stock Series A                                $          0     $  (613,274)
    Issuance of common stock                                                         0          83,800
                                                                          ------------     -----------

           Net cash used in financing activities                          $          0     $  (529,474)
                                                                          ------------     -----------

NET DECREASE IN CASH AND CASH
EQUIVALENTS                                                               $ (1,813,917)    $(1,826,317)

Cash and cash equivalents at beginning of period                             2,436,474       5,002,773
                                                                          ------------     -----------

Cash and cash equivalents at end of period                                $    622,557     $ 3,176,456
                                                                          ============     ===========

Supplemental Disclosure of Cash Flow Information:
    Cash paid during the period for Income taxes                          $          0     $       126








        The accompanying notes are an integral part of these statements.

                               CYBER DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                       ===================================


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ending March 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the fiscal year ended March 31, 1998.



NOTE 2 - INVENTORIES

Inventory of purchased parts and work-in-process for eventual resale to customers are valued at the lower of cost or market, as determined by the first-in, first-out (FIFO) method and consisted of the following:


                                          December 31,    March 31,
                                              1998          1998
                                          -----------   ------------
     Finished goods                       $   312,792   $    312,792
     Work-in-process                           37,076         37,076
     Raw materials                             97,882         97,882
                                          -----------   ------------
                                          $   447,750   $    447,750
                                          ===========   ============

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations




Results of Operations

For Three Months Ended December 31, 1998

Net sales for the quarter ended December 31, 1998 were $15,866 as compared to zero for quarter ended December 31, 1997. Increase in sales were due to volume increases in services. Gross profit for quarter ended December 31, 1998 was $(7,923) as compared to $(49,188) for quarter ended December 31, 1997. Fluctuations in gross profit margins are primarily attributable to price changes, changes in sales mix by product or distribution channel. Selling, general and administrative expenses were $343,225 in quarter ended December 31, 1998 as compared to $441,248 for quarter ended December 31, 1997, primarily due to decreases in sales and service expenses. Research and development expenses for quarter ended December 31, 1998 were $187,310 as compared to $67,457 for quarter ended December 31, 1997. Loss from operations for quarter ended December 31, 1998 was $(538,458) as compared with $(557,893) for quarter ended December 31, 1997. Net loss for quarter ended December 31, 1998 was $(528,435) or $(.03) per share as compared to $(513,156) or $(.03) per share for quarter ended December 31, 1997.

For Nine Months Ended December 31, 1998

Net sales for the period ended December 31, 1998 were $279,926 as compared to $28,410 for the period ended December 31, 1997. Increases in sales were due to volume increases in services. Gross profit (loss) for the period ended December 31, 1998 was $(18,872) as compared to $(65,104) for the period ended December 31, 1997. Selling, general and administrative expenses were $1,348,928 for the period ended December 31, 1998 as compared to $1,082,784 for the period ended December 31, 1997, primarily due to increased sales and service expenses. Research and development expenses for the nine month period ended December 31, 1998 were $424,591 as compared with $159, 020 for the same period ended December 31, 1997. Loss from operations for the period ended December 31, 1998 was $(1,792,391) as compared with $(1,306,908) for the period ended December 31, 1997, primarily due to increases in research and development. and sales and service expenses. Net loss for the period ended December 31, 1998 was $(1,738,585) or $(.10) per share as compared with $(1,154,676) or $(0.07) per share for the period ended December 31, 1997.

As reported in the previous quarter, the Company intends to grow its business through (a) strategic alliance and partnering with major companies that can market its public switched network products, (b) acquisition of, or partnership with competitive local exchange carrier(s), ("CLEC"), particularly in New York City, and (c) distribution of its private switched network products to federal government and Internet service providers, ("ISP"). During the last few months the Company has made significant strides towards possible strategic alliance with a major company as well as partnership with a New York City CLEC and ISP.

Liquidity and Capital Resources

Total working capital decreased by $1,779,196 to $1,371,226 for quarter ended December 31, 1998 from $3,150,422 for period ended March 31, 1998. The current ratio decreased to 20.3 to 1 as at December 31, 1998 from 23.3 to 1 as at March 31, 1998. Current levels of inventory are adequate to meet short term sales. There were no significant capital expenditures in the quarter ended December 31, 1998, and none are planned for the next quarter. The Company believes that its current sources of liquidity will be sufficient to meet its needs for the foreseeable future. The Company believes that, if needed, it will be able to obtain additional funds required for future needs.

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations




Year 2000 (Y2K)

The Company has conducted a review of its operating and computer systems to identify the areas which could be affected by the Y2K issue. The Company presently believes the Year 2000 problem will not pose significant operational problems for the Company and the estimated cost of becoming compliant is minimal and is not expected to have a material effect on the financial condition, liquidity or results of operations of the Company.

The Company's digital switching and networking systems which it designs, develops, manufactures, markets and services have been designed to be Y2K compliant and the Y2K issue is not expected to have a material effect on the Company's ability to serve its customers.

As part of the Company's assessment of the Y2K issue, consideration was given to the possible impact upon the Company from using purchased software, suppliers and outside service providers. The Company's efforts with regard to Y2K issues are dependent in part on information received from such suppliers and vendors upon which the Company has reasonably relied. While it is not possible for the Company to predict all future outcomes and eventualities, the Company is not aware, at this time, of any Y2K non-compliant situations with regard to any of its purchased software or its use of suppliers and outside service providers.

                               CYBER DIGITAL, INC.


PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS IN FORM 8-K

A).  Exhibits.

            27   Financial Data Schedule

B).  Reports on Form 8-K

       No reports on Form 8-K were filed by the Registrant for the three months ended December 31, 1998.


                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    CYBER DIGITAL, INC.


DATED:  February 12, 1998
                                             By:  \s\ J.C. Chatpar
                                                  ----------------
                                                   Chairman, Principal Financial
                                                              Officer