Form 10KSB/A
period 1998-03-31
CYBER DIGITAL INC
filed 1999-03-19
CIK 721295

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                               AMENDMENT NO. 1 TO
                                   FORM 10-KSB


(Mark One)
    [X]         ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1998

                                       OR

    [ ]          TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from ___ to ___
                         Commission file number 0-13992

                               CYBER DIGITAL, INC.
                 (Name of small business issuer in its charter)

                    New York                             11-2644640
       ---------------------------------              ------------------
           (State or other jurisdiction                (I.R.S. Employer
       of incorporation or organization)               Identification No.)

                   400 Oser Avenue, Hauppauge, New York 11788
                   ------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (516) 231-1200
                                 --------------
                           (Issuer's telephone number)

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

Transitional Small Business Disclosure Format (check one)
Yes  [ ]     No   [X]

Documents Incorporated by Reference:  None

    =======================================================================

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

         The nodal structure of the system permits changes to the functionality of the system simply by using different software while keeping the same common hardware. CDCO's flexibility offers a vast array of system configurations to telephone operating companies and administrations to fulfill a wide range of applications, including the following:

     o    Local CDCO exchange serves subscribers in cities and towns.

     o    Cyber  Tandem  exchange   ("CTSX")  serves  as  a  regional   exchange
          connecting to various local exchanges.

     o Toll and transit CDCO exchanges are used for long distance national service and international gateway.

     o    Integrated local and tandem exchanges.

     o    Integrated local, tandem and toll exchanges.

     o    Integrated local, tandem, toll and transit exchanges.

     o Cyber Digital Access Cross-connect ("CDAC") is a network management system providing optimal routing and control of heavy traffic through software.

         The flexibility of CDCO systems are further enhanced by software configurable Peripheral and Switching Nodes performing the following functions:

     o Cyber Multi-tenant exchange ("CMT") serves subscribers in large office complexes and buildings where many business tenants can be served by a resident exchange.

     o Cyber Urban Line Concentrator ("CULC") serves subscribers in congested areas where traffic is moderate, such as in apartment dwellings and suburban communities.

     o    Cyber Remote Line Switch ("CRLS") serves business  subscribers in high
          growth  areas,  such  as  in  industrial  parks  and  complexes,   and
          university campus settings.

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

Sales and Marketing


Customers


         To date, the Company has sold approximately 76 systems, substantially all of which have been the CSX. The Company has not commercialized the CLAN, the CHUB or the CDCO and has sold one CRX. The Company has sold its systems to federal and state government agencies and to Tianchi Telecommunications Company in China. Due to constrained financial, personnel and other resources, the Company has been engaged in limited marketing activities relating to the CSX system directed principally to the government market. The Company permits field trials by potential customers who commit to purchase of the system(s) upon successful completion of the field trial. Such commitment of purchase must be guaranteed by irrevocable letter of credit.


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

                                                          Price Per Share
                                                          ---------------
                                                        High              Low
                                                        ----              ---

Fiscal Year Ended March 31, 1998
         First Quarter...............................   $3.56            $1.69
         Second Quarter..............................    2.87             2.03
         Third Quarter...............................    2.87             1.38
         Fourth Quarter..............................    2.50             1.25

Fiscal Year Ended March 31, 1997
         First Quarter...............................   $6.93            $2.43
         Second Quarter..............................    7.50             3.62
         Third Quarter...............................    4.18             1.93
         Fourth Quarter .............................    3.06             1.75


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

Results of Operations

Year Ended March 31, 1998, Compared to Year Ended March 31, 1997

Net sales


         The Company's net sales for the year ended March 31, 1998, were $66,110 representing an increase of $20,725 or approximately 45% from $45,385 for the year ended March 31, 1997 primarily due to volume increases. Net sales were insignificant, primarily attributable to management's focus on completing the development of new products and introduction of these products to the domestic and international market.


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

Income (loss) from operations or income (loss) before extraordinary item

         Loss from operations in fiscal 1998 was $(1,864,876) or $(.10) per share as compared with $(706,102) or $(.04) per share in fiscal 1997.

Extraordinary item

         Extraordinary gain on debt restructure in fiscal 1998 was $0 or $.00 per share as compared to $291,756 or $.02 per share in fiscal 1997.

Net  income (loss)

         As a result of the foregoing, the net loss in fiscal 1998 was $(1,864,876) or $(.10) per share as compared to a net loss of $(414,346) or $.02 per share in fiscal 1997.

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

         Net cash (used) provided by financing activities was $(529,470) and $5,570.417 for fiscal 1998 and 1997, respectively. The decrease in net cash provided by financing activities in 1998 was principally due to redemption of preferred stock. The Company made principal payments on long-term debt of $489,482 (inclusive of cash settlements, given below) in fiscal 1997. The payments of long-term debt principally relate to amounts owed to Job Development Authority of New York and Regional Development Corporation in fiscal 1997.

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


         No credit is available to the Company and there were no commitments for capital expenditures as at March 31, 1998.


Impact of Inflation

         Inflation has historically not had a material effect on the Company's operations.

ITEM 7 - Financial Statements

         The Financial Statements of the Company are listed in the "Cyber Digital, Inc. Financial Statements" filed as part of this Form 10-KSB.


ITEM 8 - Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

                                    PART III

ITEM  9  -  Directors,   Executive  Officers,  Promoters  and  Control  Persons;
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



                                        Annual Compensation                             Long Term Compensation
                                        -------------------                             ----------------------

                                                                                      Awards               Payouts
                                                                              ------------------------     -------



                                                                 Other       Restricted     Securities
                                                                 Annual        Stock        Underlying       LTIP       All
 Name and Principal              Salary           Bonus       Compensation   Awards          Options/      Payouts     Other
      Position         Year        ($)             ($)           ($)(1)         ($)          SARs(#)          ($)  Compensation
------------------     ----        ---             ---           ------         ---          -------          ---  ------------

J.C. Chatpar,
Chairman of the
Board, President      1998     $150,000           None          None          None        140,000(3)         None      None
and Chief Executive   1997     $130,000(2)    $100,000(2)       None          None        None               None      None
Officer               1996     $80,000            None          None          None        440,000            None      None




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


                                                   Individual Grants
                           ------------------------------------------------------------------
                               Number                 % of Total
                                 of                     Options
                             Securities               Granted To
                             Underlying              Employees in              Exercise
                              Options                 Fiscal Year                Price          Expiration
                              Granted                     1997                  ($/Share)          Date

         Name                   (#)                       (1)                     (2)              (3)
         ----                   ---                       ---                     ---              ---
     J.C. Chatpar             110,000                    23.3%                   $2.56          8/03/2007
     J.C. Chatpar              30,000                     6.3%                   $2.43          8/03/2007

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


                             Number of Securities                               Value of
                            Underlying Unexercised                      Unexercised In-The-Money
                        Options at Fiscal Year-End (#)               Options at Fiscal Year-End ($)
                        ------------------------------               ------------------------------

     Name             Exercisable           Unexercisable          Exercisable          Unexercisable
     ----             -----------           -------------          -----------          -------------

J.C. Chatpar            620,000                 0.00                $401,200                 0.00



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

Names and Address
of Beneficial Owners                   Number of Shares  Percentage Owned (1)(2)
--------------------                   ----------------  -----------------

J.C. Chatpar(3)                            5,345,712           28.4%
c/o Cyber Digital, Inc.
400 Oser Avenue
Hauppauge, NY 11788


Jack P. Dorfman(4)                          200,000            1.1%

Jatinder V. Wadhwa(5)                       197,812            1.1%

Terry L. Jones (6)                          10,000               *

Khushi A. Nichani (7)                       18,000               *



All directors and executive
officers as a group:  (7) persons
                                           5,981,024           32.5%
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

     10.5 Cyber Digital, Inc. 1997 Stock Incentive Plan

     27   Financial Data Schedule.


(b) Reports of Form 8-K. No reports on Form 8-K were filed for the three months ended March 31, 1998.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  March 16, 1999



                                            CYBER DIGITAL, INC.

                                            By: /s/ J.C. Chatpar
                                               -----------------
                                                J.C. Chatpar
                                            Chairman of the Board, President
                                           and Chief Executive Officer


         In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Title                                Date
---------                     -----                                ----


/s/ J.C. Chatpar          Chairman of the Board, President     March 16, 1999
--------------------      and Chief Executive Officer
    J.C. Chatpar          (Principal Executive , Accounting
                          and Financial Officer)


/s/ Jack P. Dorfman       Secretary and Director               March 16, 1999
-------------------
    Jack P. Dorfman

/s/ Jatinder Wadhwa       Treasurer and Director               March 16, 1999
-------------------
    Jatinder Wadhwa

/s/ Terry Jones           Director                             March 16, 1999
-------------------
    Terry Jones

/s/  Khushi Nichani       Director                             March 16, 1999
-------------------
     Khushi Nichani

                                Index to Exhibits

Exhibit Number                     Description
--------------                     -----------

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


     10.5 Cyber Digital, Inc. 1997 Stock Incentive Plan.


     10.6 Contractor Agreement between the Company and GTE Data Services GmbH, dated as of December 9, 1997.


     27   Financial Data Schedule

                               CYBER DIGITAL, INC.

                              FINANCIAL STATEMENTS

                                TABLE OF CONTENTS
                                -----------------

                                                                      Page No.
                                                                      --------


Independent Auditors' Report......................................          F-1

Financial Statements

    Balance Sheets................................................          F-2

    Statements of Operations......................................          F-3

    Statements of Changes in Shareholders' Equity (Deficit).......          F-4

    Statements of Cash Flows......................................          F-5

    Notes to Financial Statements.................................   F-6 - F-16



   All schedules omitted are not required, not applicable, or the information is provided in the financial statements or notes therein.

ALBRECHT, VIGGIANO, ZURECK
      & COMPANY, P.C.
                                                  CERTIFIED PUBLIC ACCOUNTANTS
                                                              25 SUFFOLK COURT
                                                          HAUPPAUGE, NY  11788
                                                                (516) 434-9500



                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

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


/s/ Albrecht, Viggiano, Zureck & Company, P.C.

Hauppauge, New York
June 14, 1998

                               CYBER DIGITAL, INC.
                                 BALANCE SHEETS
                             March 31, 1998 and 1997

                                                                                              1998                 1997
                                                                                         -----------------    -----------------
ASSETS
Current Assets
   Cash and cash equivalents                                                             $       2,436,473    $       5,002,773
   Accounts receivable, net                                                                        383,603              327,377
   Inventories                                                                                     447,750              434,473
   Prepaid and other                                                                                23,545               10,243
                                                                                         -----------------    -----------------

                                                                Total Current Assets             3,291,371            5,774,866

Property and Equipment, net                                                                        227,965               44,098

Other Assets                                                                                        14,350               10,392
                                                                                         -----------------    -----------------

                                                                                         $       3,533,686    $       5,829,356
                                                                                         =================    =================
LIABILITIES AND SHAREHOLDERS'  EQUITY

Current Liabilities
   Accounts payable, accrued expenses, and taxes                                         $         140,949    $          42,273
                                                                                         -----------------    -----------------

                                                           Total Current Liabilities               140,949               42,273
                                                                                         -----------------    -----------------

Commitments and Contingencies

Shareholders' Equity
   Convertible preferred stock - Series A $.05 par value;  authorized  9,991,940 shares; issued and outstanding,
     -0- and 86 shares at March 31, 1998 and 1997, respectively                                        -0-                    4
   Convertible, cumulative and participating preferred
     stock - Series  B-1 $.05 par value;  authorized  3,225  shares;  issued and outstanding 2,200 and 2,000 shares at
     March 31, 1998 and 1997, respectively                                                             110                  100
   Preferred stock - Series B-2 cumulative, convertible and
     participating $.05 par value; authorized 4,835 shares;
     issued and outstanding; none                                                                      -0-                  -0-
   Common stock $.01 par value; authorized 30,000,000
     shares; issued and outstanding 17,386,053 shares and
     17,095,176 shares at March 31, 1998 and 1997, respectively                                    173,861              170,952
   Additional paid-in capital                                                                   13,892,867           13,919,241
   Retained deficit                                                                            (10,674,101)          (8,303,214)
                                                                                         -----------------    -----------------

                                                                                                 3,392,737            5,787,083
                                                                                         -----------------    -----------------

                                                                                         $       3,533,686    $       5,829,356
                                                                                         =================    =================




                       See notes to financial statements.

                               CYBER DIGITAL, INC.
                            STATEMENTS OF OPERATIONS
                       Years ended March 31, 1998 and 1997


                                                                                                1998               1997
                                                                                         -----------------    -----------------

Net Sales                                                                                $          66,110    $          45,385


Cost of Sales                                                                                       44,946               26,120
                                                                                         -----------------    -----------------

                                                                        Gross Profit                21,164               19,265
                                                                                         -----------------    -----------------

Operating Expenses
   Selling, general and administrative expenses                                                  1,674,977              849,491
   Research and development                                                                        388,854              109,322
                                                                                         -----------------    -----------------

                                                            Total Operating Expenses             2,063,831              958,813
                                                                                         -----------------    -----------------

                                                                Loss from Operations            (2,042,667)            (939,548)

Other Income (Expense)
   Interest income                                                                                 188,146              176,702
   Interest expense                                                                                 (4,606)             (11,231)
   Other income (expense)                                                                             (972)              51,911
   Loss on disposal of fixed assets                                                                     -0-                (387)
                                                                                         ------------------   -----------------

                                                                  Total Other Income               182,568              216,995

                                     Loss Before Income Taxes and Extraordinary Item            (1,860,099)            (722,553)

Provision (Benefit) for Income Taxes                                                                 4,777              (16,451)
                                                                                         -----------------    -----------------

                                                      Loss Before Extraordinary Item            (1,864,876)            (706,102)
                                                                                         -----------------    -----------------

Extraordinary Item (less applicable income taxes)                                                       -0-             291,756
                                                                                         ------------------   -----------------

                                                                            Net Loss     $      (1,864,876)   $        (414,346)
                                                            Preferred Stock Dividend              (232,610)                 -0-
                                                                                         ------------------   -----------------
                                             Income Available to Common Stockholders            (2,097,486)            (414,346)
                                                                                         =================    =================



Net Earnings (Loss) Per Share of Common Stock (See Note 6)

                                                      Before extraordinary item - Basic  $           (.12)    $           (.05)
                                                                                         ================     ================
                                                                                Diluted  $           (.12)    $           (.05)
                                                                                         ================     ================

                                                             Extraordinary item - Basic  $             .00    $             .02
                                                                                         =================    =================
                                                                                Diluted  $             .00    $             .02
                                                                                         =================    =================

                                                                     Net Income - Basic  $           (.12)    $           (.03)
                                                                                         ================     ================
                                                                                Diluted  $           (.12)    $           (.03)
                                                                                         ================     ================

Weighted average number of common shares outstanding                                           17,312,550           15,896,524
                                                                                         ================     ================



                       See notes to financial statements.

                               CYBER DIGITAL, INC.
             STATEMENTS OF CHANGE IN SHAREHOLDERS' EQUITY (DEFICIT)
                       Years ended March 31, 1998 and 1997


                                                        Preferred Stock
                                     ------------------------------------------------------------------
                                           Series A             Series B-1            Series B-2             Common Stock
                                     --------------------- --------------------- ---------------------- -----------------------
                                      Shares     Amount     Shares     Amount     Shares      Amount      Shares      Amount
                                     ---------  ---------- ---------- ---------- ----------  ---------- ----------- -----------

   Balance at March 31, 1996                                                                            15,110,311   $ 151,103

   Exercise of stock options                                                                               109,286       1,093

   Preferred stock issued - Series A      805        $ 40

   Preferred stock issued - Series B-1                         2,000      $ 100

   Conversion of preferred stock -
     Series A                            (496)        (25)                                               1,875,579      18,756

   Remption of Series A
     preferred stock                     (223)        (11)

   Net Loss
                                     ---------  ---------- ---------- ---------- ----------  ---------- ----------- -----------

   Balance - March 31, 1997                86         $ 4      2,000      $ 100        -0-       $ -0-  17,095,176   $ 170,952

   Exercise of stock options                                                                                90,000         900

   10% Preferred stock dividend - Series B-1                     200       $ 10

   Conversion of preferred stock -
     Series A                             (38)         (2)                                                 200,877       2,009

   Redemption of Series A
     preferred stock                      (48)         (2)

   Net Loss
                                     ---------  ---------- ---------- ---------- ----------  ---------- ----------- -----------

   Balance - March 31, 1998               -0-       $ -0-      2,200      $ 110        -0-       $ -0-  17,386,053   $ 173,861
                                     =========  ========== ========== ========== ==========  ========== =========== ===========




                                       Additional Paid-  Retained
                                         in Capital      Deficit       Total
                                       ------------   ------------- -----------

   Balance at March 31, 1996           $ 6,253,146   $ (6,378,515)   $ 25,734

   Exercise of stock options               141,203                    142,296

   Preferred stock issued - Series A     7,049,460                  7,049,500

   Preferred stock issued - Series B-1   1,684,900                  1,685,000

   Conversion of preferred stock -
     Series A                              743,364       (762,095)        -0-

   Remption of Series A
     preferred stock                    (1,952,832)      (748,258) (2,701,101)

   Net Loss                                              (414,346)   (414,346)
                                       ------------  ------------- -----------

   Balance - March 31, 1997            $ 13,919,241  $ (8,303,214) $ 5,787,083

   Exercise of stock options                82,900                     83,800

   10% Preferred stock dividend -
    Series B-1                             232,600       (232,610)        -0-

   Conversion of preferred stock -
     Series A                               78,466        (80,473)        -0-

   Redemption of Series A
     preferred stock                      (420,340)      (192,928)   (613,270)

   Net Loss                                            (1,864,876) (1,864,876)
                                       ------------  ------------- -----------

   Balance - March 31, 1998            $ 13,892,867  $ (10,674,101)$ 3,392,737
                                       ============  ============= ===========


                       See notes to financial statements
                                      F-4

                               CYBER DIGITAL, INC.
                            STATEMENTS OF CASH FLOWS
                       Years ended March 31, 1998 and 1997

                                                                                               1998                 1997
                                                                                         -----------------    -----------------
Cash Flows from Operating Activities
   Net loss                                                                              $      (1,864,876)   $        (414,346)
   Adjustments to reconcile net loss to
       net cash used in operating activities:
     Depreciation                                                                                   35,758               12,277
     Loss on sale of fixed assets                                                                       -0-                 387
     Forgiveness of debt                                                                                -0-            (291,756)
     (Increase) decrease in operating assets:
       Accounts receivable                                                                         (56,226)               8,789
       Inventories                                                                                 (13,277)               (891)
       Prepaid and other assets                                                                    (17,260)             (5,948)
     Increase (Decrease) in operating liabilities:
       Accounts payable, accrued expenses, and taxes                                                98,676               (6,112)
                                                                                         -----------------    -----------------

                                               Net Cash Used in Operating Activities            (1,817,205)            (697,600)
                                                                                         -----------------    -----------------

Cash Flows from Investing Activities
   Purchase of equipment                                                                          (219,625)             (30,183)
   Proceeds from sale of fixed assets                                                                   -0-               4,112
                                                                                         ------------------   -----------------

                                               Net Cash Used in Investing Activities              (219,625)             (26,071)
                                                                                         -----------------    -----------------

Cash Flows from Financing Activities
   Issuance of common stock                                                                         83,800               26,500
   Payments of long-term debt                                                                           -0-            (489,482)
   Issuance of preferred stock                                                                          -0-           8,734,500
   Redemption of preferred stock                                                                  (613,270)         (2,701,101)
                                                                                         -----------------    ----------------

                                    Net Cash (Used) Provided by Financing Activities              (529,470)           5,570,417
                                                                                         ------------------   -----------------

                                Net (Decrease) Increase in Cash and Cash Equivalents            (2,566,300)           4,846,746

Cash and Cash Equivalents at Beginning of Period                                                 5,002,773              156,027
                                                                                         -----------------    -----------------

                                          Cash and Cash Equivalents at End of Period     $       2,436,473    $       5,002,773
                                                                                         =================    =================

Supplemental  Disclosures of Cash Flow  Information
  Cash paid during the period for:
     Income taxes                                                                        $           6,949    $           3,328
     Interest                                                                                        4,606                   42

Supplemental Schedule of Non Cash Investing
  and Financing Activities:
   Issuance of common stock in exchange for legal services                                             -0-              10,000
   Issuance of common stock in exchange for debt                                         $             -0-    $         115,796
                                                                                         =================    =================


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

Note 1 - Summary of Significant Accounting Policies (continued)

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

Note 1 - Summary of Significant Accounting Policies (continued)

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

Note 1 - Summary of Significant Accounting Policies (continued)

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

Note 3 - Inventories

Inventories consist of:
                                        1998             1997
                                   ---------------   ---------------

        Raw materials              $       312,792   $       277,532
        Work-in-process                     37,076            46,718
        Finished goods                      97,882           110,223
                                   ---------------   ---------------

                                   $       447,750   $       434,473
                                   ===============   ===============

                               CYBER DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 1998 and 1997

Note 4 - Property and Equipment

Major classes of property and equipment consist of the following:

                                            1998               1997              Useful Lives
                                       ----------------    ---------------     ---------------

  Machinery and equipment              $        275,819    $        66,345             5 years
  Furniture and fixtures                         68,271             58,120             7 years
  Leasehold improvements                          2,920              2,920          lease term
                                       ----------------    ---------------

                                                347,010            127,385
  Less:  Accumulated depreciation               119,045             83,287
                                       ----------------    ---------------

                                       $        227,965    $        44,098
                                       ================    ===============

Note 5 - Other Assets

Other assets consist of various security deposits.

Note 6 - Earnings (Loss) Per Share

Earnings per share has been computed and presented pursuant to the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share, which was adopted during the fiscal year ended March 31, 1998.

                                                               1998               1997
                                                        ------------------    ---------------

Net Loss                                                $      (1,864,876)     $    (414,346)
Dividends paid on Preferred Stock Series B-1                     (232,610)                -0-
                                                        -----------------     ---------------

Income Available to Common Shareholders                 $      (2,097,486)    $     (414,346)
                                                        ------------------    ---------------
Weighted Average Common Shares Outstanding                     17,312,550         15,896,524
                                                        ------------------    ---------------

Basic EPS                                               $            (.12)    $         (.03)
Diluted EPS                                             $            (.12)    $         (.03)

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

Note 7 - Stock Option Plans (continued)

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

In addition to these plans, the Company has issued non-qualified stock options and warrants upon the approval by the Board of Directors. Such options and warrants are granted at 100% of fair market value on the date of the grant. Information with respect to non-qualified stock options and warrants are summarized as follows:
                                                 Price              Shares

  Outstanding, March 31, 1997              $  .38 to $ 6.35          2,654,013
    Granted                                $ 1.50 to $10.00            532,000
    Exercised                              $  .38 to $ 1.00            (90,000)
    Canceled                               $ 3.38 to $ 4.50            (45,000)
                                                                  -------------

  Outstanding  March 31, 1998                                         3,051,013
                                                                  =============

In October 1995, the Financial Accounting Standards Board issued Statement No. 123 "Accounting for Stock-Based Compensation" ("FASB 123"), which is effective for the Company's year beginning April 1,1996. As permitted under FASB 123, the Company has elected not to adopt the fair value based method of accounting for its stock-based compensation plans, but will continue to account for such compensation under the provisions of Accounting Principles Board Opinion No. 25. Pro forma information regarding net income and earnings per share is required by FASB 123, and has been determined as if the Company had accounted for its stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model.

The following assumptions were employed to estimate the fair value of stock options granted:



                                     Fiscal Year Ended March 31,
                                     ---------------------------
                                        1998           1997
                                        ----           ----
Expected dividend yield                 0.00%          0.00%
Expected price volatilities            95.20%         95.20%
Risk-free interest rate                 5.00%          5.20%
Expected life (years)                   6.75           9.25


For pro forma puposes, the estimated fair value of the Company's stock options is amortized over the options' vesting period. The Company pro forma information follows:


                                           1998               1997
                                           ----               ----
Weighted average fair value of
  Options granted                       $         0.19   $         0.62

Net Loss
  As reported                           $   (1,864,876)  $     (414,346)
  Pro forma                                 (1,882,448)        (414,346)

Net Loss Per Share
  As reported
    Basic                               $        (0.12)  $        (0.05)
    Diluted                             $        (0.12)  $        (0.05)
Pro Forma
    Basic                               $        (0.12)  $        (0.05)
    Diluted                             $        (0.12)  $        (0.05)

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

In December 1997, the Board of Directors declared and distributed a stock dividend on the preferred Series B-1 stock. The stock dividend amounted to 200 shares of preferred Series B-1 stock at $1,000 per share. The stock dividend was equivalent to the 10% annual dividend on the preferred Series B stock, plus $32,610 represents the beneficial conversion feature on the preferred stock dividend.

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

Note 10 - Commitments and Contingencies (continued)

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

Future minimum rentals are as follows:

         For years ending March 31, 1999           $        71,086
                          March 31, 2000                    16,200
                                                   ---------------

                                                   $        87,286
                                                   ===============

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

                               CYBER DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 1998 and 1997

Note 11 - Segment Information and Significant Customers

Significant Customers


The Company considers itself to be in a single industry defined as the design, manufacturing, and marketing of high performance distributed digital switching and networking systems. For fiscal years ended March 31, 1998 and 1997, the Company derived 9% and 100% of its revenue from Federal government agencies. For the fiscal year ended March 31, 1998, the Company had sales representing 91% of its revenue from two customers, namely National Telecommunications Company and GTE Data Services GmbH, representing 43% and 48% of revenue respectively. The accounts receivable for these customers accounted for 100% of the total accounts receivable at March 31, 1998 and 1997.


Note 12 - Extraordinary Item

In May 1996, the Company entered into an agreement to restructure the debt with the New York Job Development Authority (JDA). The agreement required the Company to pay $300,000. This amount was paid in full in July 1996. The extraordinary item in the amount of  $291,756 is  included  in the  calculation  of net income
(loss) for the fiscal year ended March 31, 1997 and has been calculated as follows:

         Debt payable to the JDA                             $        591,756
         Cash paid in settlement of debt                              300,000
                                                             ----------------

         Extraordinary Gain on Extinguishment of Debt        $        291,756
                                                             ================

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