Form 10QSB/A
period 1998-09-30
CYBER DIGITAL INC
filed 1999-03-19
CIK 721295

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                               AMENDMENT NO. 1 TO
                                   FORM 10-QSB
                    -----------------------------------------


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

Yes  X    No
    ---      ----

The number of shares of stock outstanding at September 30, 1998: 17,386,053 shares of Common Stock, par value $.01 per share.

                               Cyber Digital, Inc.

                                 BALANCE SHEETS



                               ASSETS


                                                                            September 30,              March 31,
                                                                               1998                      1998
                                                                            (Unaudited)                (Audited)


CURRENT ASSETS
    Cash and cash equivalents                                           $        1,051,093       $        2,436,473
    Accounts receivable                                                            492,611                  383,603
    Inventories                                                                    447,750                  447,750
    Prepaid expenses                                                                 6,083                   23,545
                                                                        ------------------       ------------------
         Total Current Assets                                           $        1,997,537       $         3,291,371
                                                                        ------------------       ------------------

PROPERTY AND EQUIPMENT, NET
    Equipment                                                           $          359,201       $          275,819
    Furniture and Fixtures                                                          68,271                   68,271
    Leasehold Improvements                                                           3,920                    2,920
                                                                        ------------------       ------------------
                                                                        $          431,392       $          347,010
     Accumulated depreciation                                                     (151,453)                (119,045)
                                                                        ------------------       ------------------
Total Property And Equipment                                            $          279,939       $          227,965
                                                                        ------------------       ------------------
OTHER ASSETS
    Other                                                               $          14,783        $           14,350
                                                                        ------------------       ------------------


                                                                        $        2,292,259       $        3,533,686
                                                                        ==================       ==================


         The accompanying notes are an integral part of these statements



                               Cyber Digital, Inc.

                                 BALANCE SHEETS


LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                           September 30,             March 31,

                                                                               1998                    1998
                                                                           (Unaudited)               (Audited)
CURRENT LIABILITIES
    Accounts payable and accrued expenses                                $           109,671     $         140,949

                                                                         -------------------     -----------------
         Total Current Liabilities                                       $           109,673     $         140,949


Long-Term Debt, less current                                                               0                      0
maturities
                                                                         -------------------     -----------------

                                                                         $           109,673     $         140,949
                                                                         -------------------     -----------------

SHAREHOLDERS' EQUITY
  Convertible preferred stock - Series A $.05
    par value; authorized 9,991,940 shares;
    issued and outstanding, 0 and 0 shares at
    September 30, 1998 and March 31, 1998 respectively                   $                 0     $               0

  Convertible, cumulative and participating
    preferred stock - Series B-1 $.05 par value;
     authorized 3,225 shares; issued and outstanding
     2,200 and 2,200 shares at September 30, 1998
     and March 31, 1998, respectively                                                    110                   110

  Preferred Stock - Series B-2 cumulative,
    convertible and participating $.05 par value,
     authorized 4,835 shares; issued and outstanding;
      none                                                                                 0                     0

  Common Stock - $.01 par value; authorized,
    30,000,000 shares; issued and outstanding, 17,386,053
    shares and 17,386,053 shares at September 30, 1998
    and March 31, 1998,  respectively                                                173,861               173,861
     Additional paid-in capital                                                   13,860,257            13,860,257
     Accumulated deficit                                                         (11,851,642)          (10,641,491)
                                                                         -------------------     -----------------
                                                                         $         2,182,586     $       3,392,737
                                                                         -------------------     -----------------
                                                                         $         2,292,259     $       3,533,686
                                                                         ===================     =================

         The accompanying notes are an integral part of these statements




                               Cyber DigitaI, Inc.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)





                                                                                    Three Months Ended
                                                                                      September 30,

                                                                              1998                     1997

Net sales                                                                $         182,679       $           28,410
Cost of Sales                                                                      144,260                   26,002
                                                                         -----------------       ------------------

    Gross profit                                                         $          38,419       $            2,408
                                                                         -----------------       ------------------

Operating Expenses
    Selling, general and administrative expenses                         $         410,474       $          413,603
    Research and development                                                       197,406                   46,056
                                                                         -----------------       ------------------

    Total Operating Expenses                                             $         607,880       $          459,659
                                                                         -----------------       ------------------

    Operating Loss                                                       $        (569,461)      $         (457,251)


Other Income, net                                                                   17,426                   50,380
                                                                         -----------------       ------------------

Net Loss                                                                 $        (552,035)      $         (406,871)
                                                                         =================       ==================
Earnings (loss) per common and common
equivalent share
    Net earnings (loss) per common and common equivalent                 $           (0.03)      $            (0.02)
                                                                         =================       ==================

Weighted average number of common shares                                        17,386,053               17,146,528
outstanding                                                              =================       ==================

         The accompanying notes are an integral part of these statements




                              Cyber DigitaI, Inc.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                     Six Months Ended
                                                                                      September 30,

                                                                              1998                     1997


Net sales                                                               $       264,060      $          28,410
Cost of sales                                                                   275,009                 44,326
                                                                        ---------------      -----------------

    Gross profit                                                        $       (10,949)     $         (15,916)
                                                                        ---------------      -----------------

Operating Expenses
    Selling, general and administrative expenses                        $       872,005      $         641,535
    Research and development                                                    370,979                 91,564

                                                                        ----------------     -----------------

    Total operating expenses                                            $     1,242,984      $         733,099
                                                                        ----------------     -----------------

    Operating Loss                                                      $    (1,253,933)     $         (749,015)


Other Income, net                                                                43,783                107,495
                                                                        ----------------     -----------------

Net Loss                                                                $     (1,210,150)    $        (641,520)
                                                                        ================     =================

Earnings (loss) per common and common equivalent share

    Net earnings (loss) per common and common equivalent                $          (0.07)    $           (0.04)
                                                                        ================     =================
Weighted average number of common shares
outstanding                                                                  17,386,053             17,146,528
                                                                        ================     =================

                          The accompanying notes are an integral part of these statements




                              Cyber Digital, Inc.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                     Six Months Ended
                                                                                       September 30,

                                                                              1998                     1997
Cash Flows from Operating Activities
    Net earnings (loss)                                                $      (1,210,150)      $      (641,520)

    Adjustments to reconcile net earnings (loss) to
    net cash provided by (used in) operating activities:
       Depreciation                                                               32,408                11,576
       Amortization                                                                  216                   432
       (Increase) decrease in operating assets
         Accounts receivable                                                    (109,007)              (30,010)
         Inventories                                                                   0               (10,358)
         Prepaid expenses                                                         17,462                 3,920
         Other assets                                                               (649)                    0
       Increase (decrease) in operating liabilities
         Accounts payable and accrued expenses                                   (31,278)               35,263
                                                                       ------------------      -----------------
           Net cash used in operating activities                       $      (1,300,998)      $      (630,697)
                                                                       ------------------      -----------------

Cash Flows from Investing Activities
    Purchase of equipment                                              $        (83,382)       $      (105,749)
    Purchase of furniture & fixtures                                                  0                 (1,305)
    Purchase of leasehold improvements                                           (1,000)                     0
                                                                       ------------------      -----------------
           Net cash used in investing activities                       $        (84,382)       $      (107,054)
                                                                       ------------------      -----------------

Cash Flows from Financing Activities
    Redemption of preferred stock                                      $              0        $      (613,274)
    Issuance of common stock                                                          0                67,500
                                                                       ------------------      -----------------
           Net cash provided by financing activities                   $              0        $      (545,774)
                                                                       ------------------      -----------------

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                                       $     (1,385,380)       $    (1,283,525)

Cash and cash equivalents at beginning of period                              2,436,473              5,002,773
                                                                       ------------------      -----------------

Cash and cash equivalents at end of period                             $      1,051,093        $     3,719,248
                                                                       ==================      =================
Supplemental Disclosure of Cash Flow
Information:
    Cash paid during the period for Income taxes                       $              0        $             0




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



NOTE 2 - INVENTORIES

Inventory of purchased parts and work-in-process for eventual resale to customers are valued at the lower of cost or market, as determined by the first-in, first-out (FIFO) method and consisted of the following:

                                        September 30,             March 31,
                                            1998                    1998
                                      ---------------        ----------------
     Finished goods                  $        312,792       $         312,792
     Work-in-process                           37,076                  37,076
     Raw materials                             97,882                  97,882
                                      ---------------        ----------------
                                     $        447,750        $        447,750
                                      ---------------        ----------------

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations




Results of Operations


For Three Months Ended September 30, 1998



Net sales for quarter ended September 30, 1998 were $182,679 as compared to $28,410 for quarter ended September 30, 1997. Increases in sales were due to volume increases in services. Gross profit for quarter ended September 30, 1998 was 21% of net sales as compared to 8% for quarter ended September 30, 1997. Fluctuations in gross profit margins are primarily attributable to price changes, changes in sales mix by product or distribution channel. Selling, general and administrative expenses for the quarter ended September 30, 1998 were $410,474 as compared to $413,603 for the quarter ended September 30, 1997. Research and development expenses for quarter ended September 30, 1998 were $197,406 as compared to $46,056 for quarter ended September 30, 1997. Loss from operations for quarter ended September 30, 1998 was $(569,461) as compared with $(457,251) for quarter ended September 30, 1997, primarily due to an increase in research and development expenditure. Net loss for quarter ended September 30, 1998 was $(552,035) or $(.03) per share as compared to $(406,871) or $(.02) per share for quarter ended September 30, 1997.



For Six Months Ended September 30, 1998


Net sales for the six month period ended September 30, 1998 were $264,060 as compared with $28,410 for the period ended September 30, 1997. Increases in sales were due to volume increases in services. Gross profit (loss) for the period ended September 30, 1998 was (4)% of net sales as compared to (56)% for the period ended September 30, 1997. Selling, general and administrative expenses for the period ended September 30, 1998 were $872,005 as compared to $641,535 for the period ended September 30, 1997, primarily due to increased sales and services expenses. Research and development expenses for the six month period ended September 30, 1998 were $370,979 as compared with $91,564 for the same period ended September 30, 1997. Loss from operations for the period ended September 30, 1998 was $(1,253,933) as compared with $(749,015) for the period ended September 30, 1997, primarily due to increases in research and development and sales and service expenses. Net loss for the period ended September 30, 1998 was $(1,210,150) or $(.07) per share as compared with $(641,520) or $(.02) per share for the period ended September 30, 1997.



The revenues for the six months ended September 30, 1998 were solely from services provided by the Company's Technical Services Division in Bluffton, Indiana, and do not reflect product sales. The Company incurred losses due to U.S. sales, marketing and service activities. The Company made a strategic decision to close its Technical Services Division and its sales offices in Denver, Tampa and San Francisco in October, 1998 and to change its sales strategy in the U.S. The Company intends to grow its business through (a) strategic alliance and partnering with major companies that can market its public switched network products, (b) acquisition of or partnership with competitive local exchange carrier(s), particularly in New York City, (c) distribution of its private switched network products to federal government and internet service providers, and (d) the conversion of sales employees to independent sales consultants paid on a commission basis. The Company has reduced its payroll expense by the closing of the sales offices and the retaining of most of the former employees as independent sales consultants.



Liquidity and Capital Resources


Total working capital decreased by $1,262,558 to $1,887,864 for quarter ended September 30, 1998 from $3,150,422 for period ended March 31, 1998. The current ratio decreased to 18.2 to 1 as at September 30, 1998 from 23.3 to 1 as at March 31, 1998. Current levels of inventory are adequate to meet short term sales. There were no significant capital expenditures in the quarter ended September 30, 1998, and none are planned for the next quarter. The Company believes that its current sources of liquidity will be sufficient to meet its needs for the foreseeable future. The Company believes that, if needed, it will be able to obtain additional funds required for future needs.

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

                                        CYBER DIGITAL, INC.



DATED:  March 16, 1999


                                        By: /s/ J.C.  Chatpar
                                           -----------------------------
                                           J.C.  Chatpar, Chairman,
                                           Principal Financial Officer