Form 10KSB
period 1999-03-31
CYBER DIGITAL INC
filed 1999-07-14
CIK 721295

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

      For the Fiscal Year Ended March 31, 1999

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from to

                          Commission File No.: 0-13992

                               CYBER DIGITAL, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

            New York                                       11-2644640
  -------------------------------                       ----------------
  (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                        Identification No.)

400 Oser Avenue, Hauppaupge, New York                          11788
--------------------------------------                         -----
(Address of principal executive offices)                     (Zip Code)

Issuer's telephone number: (516) 231-1200

Securities registered under Section 12(b) of the Exchange Act:
                                                          Name of Each Exchange
Title of Classes                                          on Which Registered
----------------                                          -------------------

Common Stock, $.01 par value                       N/A

Securities registered under Section 12(g) of the Exchange Act: NONE

      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes X No

      Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this Form 10-KSB, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year:  $279,926

      As of June 25, 1999, Registrant had 12,374,529 shares of Common Stock outstanding ($.01 par value). On that Date, the aggregate market value of the Common Stock held by persons other than those who may be deemed affiliates of Registrant was $49,498,116 (based on the the last sale price reported on Nasdaq's over-the-counter market on such date).

      Transitional Small Business Disclosure Format (check one):

      Yes No X

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

      We have provided a glossary of terms for your convenience beginning on page 22.

The Company

      Cyber Digital, Inc. (the "Company") was incorporated under the laws of the State of New York in 1983. We design, develop, manufacture, market and service our Internet Protocol (IP) Frame Relay infrastructure equipment for the high speed internet applications. We also design, develop, manufacture, market and service our high performance distributed, integrated packet and circuit digital switching systems, employing SS7 or C7 signaling, for both private and public switch data and voice network operators worldwide. Our systems enable network operators to provide cost effective internet access, data and voice communication services with minimal or no infrastructure cabling. Our systems are based on our proprietary software technology.

      Cyber Digital, Inc. has forged an alliance with AT&T Corporation ("AT&T") to provide high-speed internet access and to create Virtual Private Networks
(VPN) for businesses using the Company's Internet Protocol (IP) Frame Relay based "broadband" technology. We have recently developed our Internet Protocol
(IP) Frame Relay infrastructure equipment to piggyback on AT&T's rapid deployment of Internet Protocol (IP) Frame Relay based "broadband" internet backbone. In contrast, competing networks are constructed around "narrowband" technologies such as digital subscriber lines (DSL) modems and dial-up modems, which use the Incumbent Local Exchange Carrier's (ILEC) voice grade lines. We have designed our network to give our customers a high-speed broadband connection to the internet. We offer "modem-less" end-to-end Internet Protocol
(IP) Frame Relay connectivity and data integrity using our proprietary Cyber Business Internet Gateway (CBIG) located on the customer's premises. We believe that our systems are the only ones available with this capability.

      Cyber Business Internet Gateway (CBIG) delivers Internet Protocol (IP) Frame Relay based high-speed symmetrical data transfer rates ranging from 64 Kbps to 1.5 Mbps compatible with AT&T's Internet Protocol (IP) Frame Relay backbone. Since Internet Protocol (IP) Frame Relay packet switched technology is at least twenty times more efficient and many million times more reliable than modem based technologies, a 64 Kbps Internet Protocol (IP) Frame Relay can out perform any digital subscriber lines (DSL) modem intended to operate at 1.0 Mbps and is twenty times faster than any 56Kbps dial-up modem. For customers that subscribe at the 1.5 Mbps rate, our network provides symmetrical "true" transfer speeds at approximately 500 times the speed of the fastest dial-up modem and over 60 times the speed of integrated services digital network (ISDN) lines. Through our packet-based network and Cyber Internet Access Network (CIAN) switch, multiple business users can simultaneously access the internet at a fixed committed bandwidth rate (CBR) and an "always on" basis. Beyond "true" high-speed access, our Internet Protocol (IP) Frame Relay based gateway, Cyber Business Internet Gateway (CBIG), offers an ideal solution for virtual private networks (VPN) applications that require "firewall" capability. Cyber Business Internet Gateway's (CBIG) firewalls are created by use of Internet Protocol (IP) packet filtering, Internet Protocol (IP) masquerading and Internet Protocol (IP) tunneling. Such firewall capabilities cannot be offered by "modem" based technologies.

      We believe our network solutions will permit users to distribute and receive enterprise-wide, inter-networked communications and corporate materials, conduct electronic transactions and access information resources all from the convenience of their desktop and with the immediacy of the internet. We also believe our network solutions can be used to increase remote office and worker productivity and to reduce the complexity of communications for businesses.

      We made a strategic shift to the high speed internet access and Virtual Private Network (VPN) service provision business in November 1998. In April 1999, we proceeded with this shift in business by forging an alliance with AT&T. In conjunction with AT&T, we will begin marketing our high speed broadband internet service for businesses as part of a package of services that includes AT&T's internet backbone, which is provided through AT&T's Managed Internet Service. Under the terms of our agreement with AT&T, we will resell AT&T's Managed Internet Service bundled with our own 1.5 Mbps Internet Protocol (IP) Frame Relay based internet gateway i.e. Cyber Business Internet Gateway (CBIG) and Cyber Internet Access Network (CIAN). According to our agreement, AT&T will bring the internet backbone to commercial buildings that we mutually serve. Cyber Digital will build, operate and own the internet facilities in such buildings using its proprietary Cyber Business Internet Gateway (CBIG) and Cyber Internet Access Network (CIAN). We believe that Cyber Digital is the first company to have signed such an agreement with AT&T.

      We intend to implement a scalable nationwide network. We expect to begin offering commercial services in New York and Boston in August 1999, and subsequently to begin service in six additional markets: Washington DC, Atlanta, Chicago, Philadelphia, Miami and Dallas. We intend to continue our network rollout into 31 additional markets in the year 2000. Upon completion of this network expansion, we anticipate providing services in 39 of the nation's largest metropolitan areas, which we believe, contain 60% of the nation's local area networks. Our agreement with AT&T provides that AT&T will make its internet backbone available to us anywhere in the United States including the Commonwealth of Puerto Rico and the U.S. Virgin Islands.

      Unlike digital subscriber line (DSL) modem technology, our services do not use Incumbent Local Exchange Carriers (ILEC) in any way. We expect the customer to deal only with us and AT&T. We expect AT&T to handle all regulatory compliance issues. Our Cyber Business Internet Gateway (CBIG) and Cyber Internet Access Network (CIAN) combination gives us the freedom to deploy internet access rapidly in alliance with AT&T. We believe that we will recognize significant savings from our bypass of the Incumbent Local Exchange Carrier's (ILEC) "narrowband" local loop. Based on these favorable factors, we believe will be able to achieve our goals of providing high-speed digital "broadband" internet service nationwide as planned. We believe that the digital broadband services will be the predominant services of the future.

      In addition, we have designed and developed a family of digital voice switches which we believe, by interfacing with appropriate methods of wireless transmission, can easily and rapidly provide telecommunications services to consumers who are under-served or have no service at all, as in the case of many developing countries. The Company's products are suitable for both densely-packed urban areas as well as sparsely populated rural areas. In the United States, we believe that the enactment of the Telecommunications Act of 1996 (the "Telecommunications Act") has resulted in the creation of a large market for our voice products since such products are capable of meeting the requirements of Competitive Local Exchange Carriers (CLEC) who are now attempting to bypass the ILECs.

Industry Background

      In technologically advanced countries such as the United States, extensive public voice telephone networks are already in place. Therefore, innovation and change in internet access and data communications are now taking place in the domain serviced by private network operators. Private networks providing new types of internet and data services are, therefore, growing at a much faster rate than public voice networks. On the other hand, in the developing world (Eastern Europe, China, India, Latin America and Africa), there is demand for voice-only public networks to serve individual and business subscribers in cities, towns and villages. We have designed our systems to meet the sophisticated high speed internet and data needs of private networks in the United States and the basic voice-only needs of public networks in developing countries.

      We believe that a substantial market opportunity exists as a result of the convergence of seven factors in the United States:

      o The growing demand for high-speed access to the internet and Virtual Private Networks;

      o     The inherent limitations of modems as a connection to data networks;

      o The need for large companies to create enterprise-wide networks to improve the productivity of their branch office workers;

      o The need for small and medium sized businesses to have an integrated gateway solution for their networking requirements;

      o The increasing adoption of Internet Protocol (IP) Frame Relay packet switched "broadband" technology;

      o     The need for "firewall" or data security by businesses; and

      o     The 1996 Telecommunications Act, as amended.

Growing Demand for High-Speed Access to the Internet and Virtual Private
Networks

      The value of goods and services sold through the internet will grow from $2.6 billion in 1996 to $400 billion in 2002, according to analysts' projections. Currently, business spending for connecting remote workers, branch offices and corporate headquarters to each other and to customers, suppliers and partners - either through the internet or VPN - is large and growing. Industry analysts estimate that the U.S. market for remote internet and local area network access will grow from $5.9 billion in 1997 to $11.7 billion by 2002. Industry sources estimate that spending in the United States on distributed networking and network services and applications will grow from $54.2 billion in 1998 to $173 billion in 2002. Much of that growth is expected to result from increased demand for e-mail, web hosting services, e-commerce, collaboration and real-time video services and applications. Industry sources expect spending on distributed networking and network services and applications to encompass 57% of a company's total annual information technology spending by 2002.

Limitations of Dial-up and DSL Modems and Integrated Services Digital Networks
(ISDN)

      Only five percent of buildings in the United States are currently connected to high-speed fiber rings, typically large buildings in metropolitan areas or clusters of buildings in regional campus parks. The vast majority of internet users access data networks through slow dial-up modems connected to the traditional circuit-switched public telephone network. These traditional dial-up modems create a bottleneck in data communications because the data-carrying capacity of the fastest commercially available dial-up modem is only 56 Kbps (and operates on the average at only 2.8 Kbps). The capacity of another alternative, an integrated services digital network (ISDN) line, is only 128 Kbps (and operates on the average at only 25.6 Kbps). While integrated services digital network (ISDN) technology provides improved capacity relative to dial-up modems, the cost of an ISDN solution is often prohibitive. The experimental capacity of another alternative, a digital subscriber line (DSL) modem-based technology, ranges from 128 Kbps to 7.1 Mbps downstream and 64 Kbps upstream, in a laboratory environment. When implemented in the field, however, the fastest DSL modem offers bandwidth as low as 16 Kbps downstream. DSL technology is unproven and is very sensitive to the quality of the voice grade existing lines. DSL is based on analog voice modem technology and is therefore severely limited by the length of wire from an Incumbent Local Exchange Carrier's (ILEC) central office to a subscriber location; generally less than a few thousand feet. DSL lines require precision fine tuning of the voice grade lines. Since both dial-up and DSL modem technologies are inherently analog based transmission technologies, they cannot support packet switched data nor can they provide the mandatory "firewalls" for virtual private network (VPN) applications. These impairments are created by the Incumbent Local Exchange Carrier's (ILEC) existing voice grade lines and are incurable.

Need for Large Businesses to Create Enterprise-wide Network to Improve Branch Office Worker Productivity

      Many large companies are currently interconnecting increasing numbers of branch and remote offices by point-to-point high-speed T1 carrier grade lines to their local area networks. This approach is very expensive and unaffordable by many companies. At present, some other large businesses are incurring significant capital expenditures to purchase equipment to support integrated services digital network (ISDN) connections and experimenting with digital subscriber line (DSL) modems, and paying for expensive technical support personnel only to implement networking solutions that may fail to optimize their worker productivity. These companies face the challenge of finding a cost effective way to make their branch and remote office workers as productive as those who have access to all of the high performance communications and networking resources available to workers located at corporate headquarters. A high-speed VPN solution, such as Cyber Virtual Private Network (CVPN) that encompasses access to the corporate local area network, the internet, the corporate video conferencing system, customers, suppliers and partners could substantially increase branch office worker productivity.

Need for Small and Medium Businesses to have an Integrated Gateway Solution

      A significant number of small and medium sized businesses have no practical alternative to dial-up modems or ISDN or experimental DSL modems for their workers to access the internet. As a result, these businesses suffer productivity limitations associated with slow transmission speeds. In addition, these companies have to pay heavy monthly subscription rates for each e-mail address that is maintained by an Internet Service Provider (ISP) on its e-mail servers. These businesses must contend with the cost and complexity of retaining multiple vendors for their internet needs, such as an Incumbent Local Exchange Carrier (ILEC) for dial-up modem or DSL modem or ISDN connection, Internet Service Providers for internet access, and equipment integrators for on-premises systems. We believe that these businesses can benefit from working with a single service provider that offers an on-premise integrated gateway solution with high-speed internet access and built-in e-mail server with automatic messaging flags, such as CBIG.

Emergence of Internet Protocol (IP) Frame Relay Packet Switched "broadband" Technology

      Internet Protocol (IP) Frame Relay is a packet switching based "broadband" technology that dramatically increases the data-carrying capacity over standard T1 carrier grade copper lines. It also dramatically increases the reliability of packet data transmission because of end-to-end Internet Protocol (IP) Frame Relay data integrity and connectivity. AT&T's massive long distance network is a digital "broadband" network. AT&T has decided to deploy Internet Protocol (IP) Frame Relay over carrier grade T1 lines as the only solution for businesses desiring to have high-speed internet access and to create enterprise-wide VPN. Since AT&T has already massively deployed T1 carrier grade network in all major cities nationwide, a broad network deployment can be implemented rapidly based on Internet Protocol (IP) Frame Relay internet gateways, such as Cyber Business Internet Gateway (CBIG). This requires a lower fixed investment than some existing alternative technologies, such as fiber, cable modems and satellite communications systems. We believe Internet Protocol (IP) Frame Relay packet-based networks are significantly more efficient than traditional point-to-point networks, and allow end users to connect to any location that can be assigned an Internet Protocol address. Traditional point-to-point networks, including the traditional telephone network and private line networks, are less efficient because they require a dedicated connection between two locations. IP Frame Relay packet-based networks allow multiple users to share connections between locations.

Need for "Firewall" or Data Security for Businesses

      Security of data transmission over the public internet is of paramount importance to businesses and is referred to in the industry as "Firewall". This Firewall must exist at the customer's premises. It can only be supported by packet switching technology and not by dial-up modems, DSL modems or ISDN technologies. Among the packet switching technologies such as X.25, IP Frame Relay and Asynchronous Transmission Mode (ATM), Internet Protocol (IP) Frame Relay has been selected by AT&T as the most cost effective choice for customer end equipment interface to AT&T's internet backbone network. CBIG provides the "Ultimate Firewall" by Internet Protocol (IP) Packet Filtering, Internet Protocol (IP) Masquerading, and Internet Protocol (IP) Tunneling. This Firewall capability makes an enterprise-wide VPN a reality.

1996 Telecommunications Act

      The 1996 Telecommunications Act, as amended, allows competitive carriers to leverage the existing Incumbent Local Exchange Carrier (ILEC) infrastructure, as opposed to building a competing infrastructure at significant cost. The 1996 Telecommunications Act requires all ILECs to allow competitive carriers to co-locate their equipment along with ILEC's equipment in ILEC's central offices, which enables competitive carriers to access end users through existing telephone line connections. ILEC's existing telephone line infrastructure is a "narrowband" network, however, and suitable for analog voice transmission only. The infrastructure limitation of (a) low bandwidth and (b) lack of integrated packet switching imposed by the current ILEC's network does not make economic or technical justification for long distance carriers (LDC), such as AT&T to enter the internet market using ILEC's network. AT&T has announced that AT&T will enter the lucrative internet market by building its own digital "broadband" network based on Internet Protocol (IP) Frame Relay technology. As AT&T rolls out this internet backbone service nationwide, the end customers need a suitable internet gateway with Firewall and e-mail server capabilities, such as Cyber Business Internet Gateway (CBIG), to connect to AT&T's internet backbone.

      Unlike technologically advanced countries, where the existing public voice telephone network consists of monolithic centralized digital switches, developing countries are seeking an alternative cost-effective approach, such as our distributed digital switching systems. We believe that the trend in the telecommunications industry towards distributed switching from monolithic centralized switching is similar to the trend in the computer industry towards distributed networking personal computers from monolithic centralized mainframe computers. Similar to the computer industry where personal computing has been brought closer to the users, our distributed switching systems are also being installed closer to groups of subscribers, thereby dramatically reducing the cost of cabling. We believe that with our distributed switching system, the public telephone operating companies in developing countries can rapidly provide telephone services to their customers. It is substantially easier to install small, distributed switches than large monolithic centralized switches with their corresponding long cabling infrastructure. We believe that our digital voice switches are well suited for developing countries.

The Cyber Digital Solutions for Internet Services

      We believe our network solutions effectively address many of the unmet enterprise-wide inter-networked communications needs of today's businesses by offering an appealing combination of quality, performance, price and service. Our network consists of:

o High-Speed, "Always On" End-to-End IP Connectivity to AT&T Internet Backbone. Our network delivers high-speed, "always on" connectivity to AT&T internet backbone. Using our Cyber Business Internet Gateway's (CBIG) Internet Protocol (IP) Frame Relay based "broadband" technology over standard copper telephone lines, out network is capable of delivering "true" data transfer rates at speeds ranging from 64 Kbps to 1.5 Mbps. For customers that subscribe at the 1.5 Mbps rate, our network provides symmetrical data transfer speeds of approximately 500 times the speed of the fastest dial-up modem and over 60 times the speed of ISDN lines. Moreover, unlike dial-up modems and integrated services digital network
      (ISDN) lines, our CBIG's IP Frame Relay packet switched based solution is "always- on" - it does not require users to dial-up to connect to the internet or their local area network for each use.

o Simple Network. We have designed our network elements, Cyber Business Internet Gateway (CBIG) and Cyber Internet Access Network (CIAN), to provide "direct" IP Frame Relay based "broadband" connectivity to AT&T internet backbone. There are no intermediate Incumbent Local Exchange Carriers (ILEC), Internet Service Providers (ISP) or Long Distance Carriers (LDC) networks to create traffic bottle- necks. Our customer premises equipment, Cyber Business Internet Gateway (CBIG) and Cyber Internet Access Network (CIAN), can be remotely maintained over the internet as well as ordinary telephone lines. We manage our network and monitor service levels on a nationwide basis from our Network Operations Center in Hauppauge, NY.

o     Virtual Private Network Applications. Our Cyber Business Internet Gateway
      (CBIG) offers built-in standard security features and enhanced security options, making it what we believe to be an ideal enterprise-wide VPN. The Firewalls are provided by Internet Protocol (IP) filtering, Internet Protocol (IP) masquerading and Internet Protocol (IP) tunneling. We believe that our VPN offering is the most advanced in the industry.

o Productivity Enhancing Features. We offer a personal e-mail service, that is custom e-mail delivery with automatic message-waiting flags. Whenever a user receives e-mail, it is shown as a flag on their personal computer.

o Service Flexibility. We have designed our network so that we are able to individually configure each network user's features and applications.

o End-to-End Solution & Support. We intend to provide "hassle-free" connections to the AT&T internet backbone. We perform all circuit ordering, on-site cabling and customer premised hardware installation. The equipment and infrastructure will remain our property and therefore will be entirely our responsibility.

o Customer Premised Equipment. Our high speed internet access platform consists of the Cyber Internet Access Network (CIAN) switch (usually located in a switch-room) and a Cyber Business Internet Gateway (CBIG) located in each customer's office. Customers connect their local area networks (LAN) to our Cyber Business Internet Gateway (CBIG) via either a personal computer Network Interface Card (NIC) or a network hub for multiple personal computer connectivity.

Our Business Strategy

      Our goal is to become a leading national service provider of high speed internet access and enterprise-wide inter-networked Virtual Private Networks
(VPN) in alliance with AT&T. We intend to implement the following strategies to achieve our goal:

Exploit Early Mover Advantage

      We intend to exploit our early market entrance to deploy our Internet Protocol (IP) Frame Relay based network in conjunction with AT&T. We believe that we are one of the first companies to implement Internet Protocol (IP) Frame Relay technology without using Incumbent Local Exchange Carrier's (ILEC) local loop facilities. In addition, we have the advantage that we develop and manufacture our own Cyber Business Internet Gateway (CBIG), a fully integrated internet gateway for business applications. Cyber Business Internet Gateway
(CBIG) is a very powerful integrated internet gateway equipment that replaces many single function equipment such as router, network address translator, Ethernet-to-T1 converter, Internet Protocol (IP) Frame Relay equipment, CSU/DSU, Firewall equipment and e-mail servers. Since our network is simple installation is not time consuming nor demanding on our resources. We will streamline the construction of our network. We expect to construct our network rapidly and be an early mover in our target markets. We intend to exploit our early mover advantage to gain significant market share in our target markets.

Focus on Performance-Driven Business Customers

      We believe that the under-served segment of the business networking market that demands high performance is currently relying on dial-up modems or ISDN for network access. Many large businesses have workers at branch offices that are not able to take advantage of the full array of communications and networking resources available to workers at the main office. In addition to offering these businesses high-speed access to the internet, we intend to offer them the ability to enjoy the cost and productivity benefits from their enterprise-wide inter-networked Virtual Private Network. Further, we believe that small and medium businesses are also looking for integrated gateway equipment to reduce their monthly costs and reliance on multiple vendors. Our Cyber Business Internet Gateway (CBIG) is ideal for all performance-driven businesses.

Expand e-commerce Applications

      While we seek to have our network facilitate the delivery of productivity-enhancing applications to businesses and their employees, AT&T will offer e-commerce software and applications to our mutual end-customers. By collaborating with AT&T, we believe that our end customers will have the best e-commerce content and software technologies. Although AT&T develops and markets its e-commerce applications directly to our mutual end-customers, AT&T pays us a certain percent of their gross revenue for using our Internet Protocol (IP) Frame Relay network. Since our products and services are co-branded with AT&T, we expect customer loyalty will be strengthened and revenue per user will be increased.

Establish Strong Distribution Channels

      We intend to build strong distribution channels. As an alliance member with AT&T, we regularly receive qualified sales leads from AT&T for businesses that want our services. In order to serve these businesses, we intend to establish a strong team of independent sales agents exclusive to specific properties or commercial buildings that they will serve locally. We will coordinate the efforts of our local independent sales agent and AT&T sales personnel who will sell e-commerce applications and promote our Internet Protocol (IP) Frame Relay based "broadband" technology. We have already established strong distribution channels in Boston and New York City by appointing independent sales agents in those cities. Instead of a direct sales force, we intend to grow rapidly through aggressive recruitment of independent sales agents nationwide. We intend to build a strong marketing, sales support and customer care team working in harmony with AT&T. Over time, we expect to develop additional strategic alliances, focusing on partners that can add value to our network and give us additional meaningful distribution channels.

Provide Superior Customer Service

      As part of our strategy to obtain and retain business customers, we intend to provide superior service and customer care. We expect to deliver high-quality service by providing T1 carrier-grade IP Frame Relay based networking solutions and superior customer service. Our carrier-grade networking solutions include end-to-end proactive network monitoring and management through our Network Operations Center, 24 hours a day, seven days a week. We also intend to offer multiple security features and a network that we can scale to meet demand. Our customer service includes a personal and web-based single point of contact, a complete packaged solution including Cyber Business Internet Gateway (CBIG) and Cyber Internet Access Network (CIAN) installation, activation and network management, and specific customer service objectives against which we measure our performance. Our objective in providing outstanding customer service is to provide a high level of customer satisfaction, achieve customer loyalty and accelerate the adoption rate of our service.

Our Alliance With AT&T

      In April 1999, we entered into an alliance with AT&T, pursuant to which, among other things:

      Reseller Agreement. Under the terms of our agreement with AT&T, we will resell AT&T's Managed Internet Service bundled or repackaged with our own 1.5 Mbps Internet Protocol (IP) Frame Relay based internet gateway i.e. Cyber Business Internet Gateway (CBIG) and Cyber Internet Access Network (CIAN). We believe our alliance with AT&T is unique with respect to high speed internet access and virtual private network (VPN) markets. AT&T will bring the internet backbone to commercial buildings that we mutually serve. Cyber Digital will build, operate and own the internet facilities in the building using its proprietary Cyber Business Internet Gateway (CBIG) and Cyber Internet Access Network (CIAN). We believe that Cyber Digital is the first company to have signed such a unique agreement with AT&T.

      Managed Internet Service Agreement. Under the terms of our agreement, AT&T will provide its internet backbone network at 1.5 Mbps to us on a nationwide basis. AT&T has waived all installation charges as well as moving fees for re-installation at another location for a period of sixteen months from the initial contract term.

      Market Development Fund Program. Under this program AT&T will fund our cooperative advertising in local and trade publications, collateral marketing and sales brochures, trade shows, end user seminars and training.

      Co-branded with AT&T. Our products and services (CBIG and CIAN) are co-branded with AT&T leveraging our ability to market our services to our mutual end customers. All our product brochures and services reveal AT&T logo along with ours. Our Web site is hosted by AT&T WorldNet at www.cyberatt.com, which includes AT&T logo along with ours.

      AT&T Alliance Program Member. As an AT&T Alliance Program Member we receive regular sales leads. We will also receive a certain percent of their e-commerce gross revenue for using our Internet Protocol (IP) Frame Relay network.

Our Network Architecture of Internet Technologies

Network Technology

      The key design features allowing us to be a business-class network are:

o Carrier-Class Network Management. Our network is designed to be carrier-class throughout. For example, it has been designed with redundant network electronics and transmission paths. We have the ability to electronically view our entire network including the CBIG and CIAN at the customer's premises from our Network Operations Center in Hauppauge, NY. We provide our business customers with service level agreements that guarantee specific levels of network performance.

o Scalable Systems. We use industry standard, off-the-shelf software to support preordering, ordering, provisioning, billing, network monitoring and trouble management. We have implemented these systems using distributed client-server systems architecture that operates using a single, integrated database. This approach allows us to increase our customer support and network management capabilities as customer demand increases by giving our personnel faster, more accurate access to a fully integrated business information system.

o Network Security. Non-dedicated access, such as dial-up or digital subscriber line (DSL) modem or integrated services digital network (ISDN) lines, represents security risks for business networks. These security risks may be mitigated through the use of Virtual Private Network technologies such as authentication, tunneling, encryption, and through the use of permanent virtual circuits that define a logical dedicated connection between the end user and the corporate network. We believe our network enables businesses to fully employ these Virtual Private Network technologies by using our Cyber Business Internet Gateway (CBIG) or Cyber Virtual Private Network (CVPN).

Network Components

      The primary components of our network are customer end equipment, local transport, AT&T internet backbone and our Network Operations Center.

o Customer End Equipment. We currently offer our Cyber Business Internet Gateway (CBIG) as customer end equipment. We configure and install our CBIG with the end user's computer or local area network. CBIG is a powerful Internet Protocol (IP) Frame Relay based gateway that can replace many single function equipment such as router, network address translator, Ethernet-to-T1 converter, Internet Protocol (IP) Frame Relay equipment, CSU/DSU, Firewall equipment and e-mail server.

o Local Transport. Our local transport consists of our in-building cabling. It connects customer end equipment, our Cyber Business Internet Gateway
      (CBIG), to our Cyber Internet Access Network (CIAN) switch located within the building.

o AT&T Internet Backbone. Our Cyber Internet Access Network (CIAN) switch connects to AT&T's internet backbone.

o Network Operations Center. Our entire network is managed from the Network Operations Center located in Hauppauge, NY. From this center, we provide end-to- end network monitoring and management using advanced network management tools 24 hours a day, seven days a week. This enhances our ability to address performance or connection issues before they affect our end user. From the Network Operations Center, we monitor each Cyber Business Internet Gateway (CBIG), local transport and Cyber Internet Access Network (CIAN) switch as well as connectivity to AT&T internet backbone.

Our Range of Digital Voice Switches

      We intend to constantly develop additional new technologies and software. Our commitment to research and development has enabled us to create new systems employing SS7 and C7 signaling such as Cyber Distributed Central Office (CDCO), Cyber Tandum Exchange (CTSX) and Cyber Rural Exchange (CRX) for various applications, primarily for use in developing countries and for domestic Competitive Local Exchange Carriers (CLEC) attempting to bypass Incumbent Local Exchange Carriers (ILEC). We believe that these systems are capable of providing the functions for which they have been designed.

Cyber Distributed Central Office

      We have developed and intend to market the Cyber Distributed Central Office (CDCO) which is designed to provide digital voice communications to subscribers in densely populated urban areas. The Cyber Distributed Central Office (CDCO) is a digital switch with trunk and tandem exchange capabilities enabling it to connect subscribers served by other exchanges. The Cyber Distributed Central Office (CDCO) system is designed to interface with both modern digital telecommunications networks and older analog telephone networks. The Cyber Distributed Central Office (CDCO) system consists of nodes connected by standard digital links which permit optimization of the network with respect to specific size, required traffic capacity and desired applications. We believe the modular nature of the nodal structure of the Cyber Distributed Central Office (CDCO) will provide an economical digital switching exchange from as little as a few hundred lines to as many as 1,000,000 lines of capacity.

      We expect the nodal structure of the system to permit changes to the function of the system simply by the use of different software with the same common hardware. The expected flexibility of Cyber Distributed Central Office
(CDCO) will offer a vast array of system configurations to telephone operating companies and administrations to fulfill a wide range of applications, including the following:

      o Local Cyber Distributed Central Office (CDCO) exchange serves subscribers in cities and towns.

      o Cyber Tandem Exchange (CTSX), a regional exchange connecting to various local exchanges.

      o Toll and transit Cyber Distributed Central Officer (CDCO) exchanges for long distance national service and international gateway.

      o     Integrated local and tandem exchanges.

      o     Integrated local, tandem and toll exchanges.

      o     Integrated local, tandem, toll and transit exchanges.

      o Cyber Digital Access Cross-connect (CDAC), a network management system providing optimal routing and control of heavy traffic through software.

      o Cyber Multi-tenant exchange (CMT) for subscribers in large office complexes and buildings where many business tenants can be served by a resident exchange.

      The control functions of the Cyber Distributed Central Office (CDCO) system are totally distributed in autonomous processing sub-systems (nodes). Node processors are loosely coupled and exchange information through standardized inter-nodal communication digital links. We believe the distributed approach will permit switching systems to be located closer to groups of subscribers or at subscribers' premises which could dramatically reduce the cost of wiring and cabling and should result in instant installation. Moreover, a failure in one node should not affect other nodes. In addition, the distributed approach should eliminate bottlenecks as the system offers multiple routes for call completion.

Cyber Rural Exchange

      We have developed and marketed the Cyber Rural Exchange (CRX), which is a specialized version of Cyber Distributed Central Office (CDCO). Cyber Rural Exchange (CRX) is designed to handle the traffic requirements of widely dispersed single-line users, such as users in a small town or rural area

Cyber Switch Exchange

      We have developed and marketed the Cyber Switch Exchange (CSX), which is a digital switching system designed for use as a private branch exchange (PBX) for offices, universities, hospitals and other large organizations.

Customer, Sales and Marketing

Internet Services

      We offer our internet services to large, medium and small businesses in alliance with AT&T.

Indirect Sales Channels

      We market our internet services to businesses through indirect sales force consisting of independent sales agents and in conjunction with AT&T. Our target account profile is an information-intensive enterprise with multiple locations and large numbers of distributed workers. We have appointed independent sales agents in Boston and New York City. We intend to appoint sales agents in six additional markets soon: Washington DC, Atlanta, Chicago, Philadelphia, Miami and Dallas.

      Our relationship with large business customers can involve multiple phases. A customer typically initially agrees to a first phase commitment for a specific bandwidth at a fixed price and a one year contract term. Thereafter, a customer may request a Virtual Private Network (VPN) set-up or an increase in bandwidth. We anticipate that upon receipt of an order a customer can be served within eight weeks. It takes AT&T about six weeks after receipt of an order to bring its internet backbone to the customer's premises. We believe this time interval is quite short compared to industry standards and will help us to market and build our network.

      We supplement our sales effort to our sales agents by offering marketing support services including training, Property Manager Agreements, customer proposal development, sales lead generation, product support materials, web promotion, joint participation in regional customer events and press announcements. We also offer additional sales incentives to those sales agents who recommend other sales agents. Additionally, we support our customers by ordering connections, installing equipment on the customer's premises, monitoring the network, troubleshooting, making repairs and invoicing the customer on a single bill.

Customer Care Internet Services

      We offer our business customers a single point of contact for implementation, maintenance and billing. Our Network Operations Center provides both proactive and customer initiated maintenance services 24 hours a day, seven days a week. We also provide a broad range of customer service and Network Operations Center services through our Web interface.

      o Implementation. Our customer service technicians and sales engineers develop an implementation plan for each customer. The plan includes qualifying the customer for our service offerings, placing orders for the connection facilities and coordinating the delivery of the connection and installation.

      o Maintenance. Our Network Operations Center in Hauppauge, NY provides network surveillance through standard Simple Network Management Protocol tools for all equipment in our network. Because we have complete end-to-end visibility of our network, we are able to proactively detect and correct the majority of our customer's maintenance problems remotely. Our goal is to proactively detect and repair 90% of our customer's maintenance problems before our customer is aware of a problem. Customer initiated maintenance and repair requests are managed and resolved primarily through the Customer Service Center. We utilize a trouble ticket management system to communicate customer maintenance problems from the Customer Service Center to the Network Operations Center engineers and the field services engineers. Because our Network Operations Center is fully staffed 24 hours a day, seven days a week, we believe our ability to provide superior proactive maintenance is significantly enhanced.

      o Billing. Customer bills are currently issued on a monthly basis through an internal billing system. Customer billing inquiries are managed by our Customer Service Center. In the future, we intend also to support billing inquiries through our web interface.

      o Customer Support Systems. We designed our system architecture to facilitate rapid service responsiveness and reduce the cost of customer support. We use an integrated set of standard, off-the-shelf systems to support our business processes. We have designed all business functions, including sales, ordering, provisioning, maintenance and repair, billing, accounting and decision support to use a single database, ensuring that every function has accurate, up-to-date information.

Digital Voice Switches

Customers

      To date, we have sold approximately 76 digital voice switches, substantially all of which have been Cyber Switch Exchange (CSX). We have previously sold our CSX systems to the defense agencies of the U.S. federal government and to Tianchi Telecommunications Company ("TTC") in China. Due to massive cut backs in defense program procurement and constrained financial resources of TTC, we do not anticipate any further sales of our CSX to these customers.

      In December 1995, we signed a manufacturing licensing contract with the National Telecommunications Company (NTC) of Egypt, pursuant to which NTC will assemble the systems in Egypt with electronic circuit cards provided by us. In addition, NTC will market, install, maintain and service our digital voice switches in Egypt, Kenya, Tanzania, Uganda, Sudan, Yemen, United Arab Emirates and Qatar. Sales of our products to NTC have not yet commenced. As at present, NTC has trained its personnel to fulfill its obligations under the contract. NTC has been delayed in its performance for a variety of reasons, such as a lack of a suitable assembly facility in Egypt at this time. There can be no assurance as to when or if such an assembly facility will be available to NTC.

      Public and private telecom companies in several other developing countries have taken an interest in our products. It is not possible to estimate the sales revenues, which may eventually be generated from the international market and the timing thereof since substantially long lead times are involved even after a contract has been executed.

      In the year ended March 31, 1998, we assembled a direct sales and marketing team to explore domestic opportunities and in the year ended March 31, 1999. We dismantled this team as our target markets failed to materialize. We had anticipated that our target markets would be open for competition pursuant to the Telecommunications Act of 1996. These target markets still remain closed with significant regulatory restrictions imposed by Incumbent Local Exchange Carriers (ILEC). Potential target markets in the United States for our digital voice switches may be categorized as follows:

      (i) Existing national inter-exchange carriers such a AT&T, MCI and Sprint which will be building local networks both to compete with the incumbent local exchange carriers and also to protect their long distance market share.

      (ii) Newly formed telecommunications companies, such as ICG Communications and GST Telecom, which are building local networks and offering both local and long distance service.

      (iii) Start-up Competitive Local Exchange Carriers (CLEC) which we anticipate may build local telephone networks and offer long distance service to their customers by resale of other companies' long distance network offerings.

      (iv) Large companies such as electric utilities with certain rights-of-way and other capabilities in place which are studying whether and where to enter the telephone business.

      (v) Independent telephone companies that must upgrade their networks rapidly or risk losing their franchise to aggressive competition.

Competition

Internet Services

      We expect to face competition from many competitors with significantly greater financial resources and established brand names and reputations. We expect to benefit from co-branding our products and services with AT&T. We expect the level of competition to intensify in the future. We expect significant competition from:

      o Traditional Inter-exchange Carriers. We believe that many of the leading traditional inter-exchange carriers, such as MCI WorldCom and Sprint, are expanding their capabilities to support high-speed end-to-end networking services. Increasingly, their bundled services include high-speed local access combined with metropolitan and wide area networks, and a full range of internet services and applications. We expect them to offer combined data, voice and video services over these networks.

            These carriers have deployed large-scale networks, have large numbers of existing business and residential customers and enjoy strong brand recognition, and as a result represent significant competition. For instance, they have extensive fiber networks in many metropolitan areas that primarily provide high-speed data and voice communications to large companies. They could deploy Internet Protocol (IP) Frame Relay based services.

      o Newer Inter-exchange Carriers. The newer inter-exchange carriers, such as Williams, Qwest Communications International and Level 3 Communications, are building and managing high bandwidth, packet-based networks nationwide.

            They are also building direct sales forces and partnering with Internet Service Providers to offer services directly to business customers. They could extend their existing networks to include fiber metropolitan area networks and high-speed, off-net services using IP Frame Relay, either alone, or in partnership with others.

      o Cable Modem Service Providers. Cable modem service providers, like AT&T and @Home Networks and its cable partners, are offering or preparing to offer high-speed internet access over hybrid fiber coaxial cable networks to consumers. @Home Networks has positioned itself to do the same for businesses. Where deployed, these networks provide local access services similar to our services. They typically offer these services at lower prices than our services, in part by sharing the bandwidth available on their cable networks among multiple end users. Neither can they offer Internet Protocol
            (IP) Frame Relay based technology nor can they provide the requisite Firewalls. Their network is more suitable for residential users, as it resembles a party line.

      o Wireless and Satellite Data Service Providers. Several new companies are emerging as wireless and satellite-based data service providers, over a variety of frequency allocations. These include:

            o     WinStar Communications, Inc.
            o     Teligent, Inc.
            o     Teledesic LLC.
            o     Hughes Space Communications, and
            o     Iridium World Communications Ltd.

      These companies use a variety of new and emerging technologies, such as terrestrial wireless services, point-to-point and point-to-multi-point fixed wireless services, satellite-based networking and high-speed wireless digital communications.

      o Internet Service Providers. Internet Service Providers provide internet access to residential and business customers. These companies generally provide such internet access over the incumbent carriers' circuit switched networks at integrated services digital network (ISDN) speeds or below. Some Internet Service Providers have significant and even nationwide marketing presence, such as Concentric Network Corporation, Mindspring Enterprises, Inc., PSINet Inc. and Verio.

      o Competitive Carriers. Certain competitive carriers, including Covad Communications Group, Inc. and NorthPoint Communications, Inc., MGC Communications, Rythms NetConnections, Inc., have begun offering DSL-based data services piggybacking on "narrowband" ILEC telephone lines; but with not much success as DSL is extremely hard to implement and is totally unreliable.

Digital Voice Switches

      The telecommunications and related networking industries are characterized by intense competition. We compete with numerous well-established foreign and domestic companies, many of which possess substantially greater financial, marketing, personnel and other resources than us. These companies have established reputations for success in the development, sale and service of high-speed digital switching and networking and related products.

      Products that perform many of the functions similar to our digital voice switches are readily available from several competitors, including Lucent Technologies, Nortel, Ericsson, DSC, Alcatel, Siemens, Fujitsu and NEC. These competitors also have the research and development capabilities and financial and technical resources necessary to enable them to respond to technical advances as well as evolving industry requirements and standards.

      We believe that our products have the following three strengths in the United States marketplace: (a) the installed cost of our digital voice switches is less than those of the competition; (b) our switches can be engineered, installed and put into service much more quickly; and (c) our distributed architecture fits with the marketing strategy of the competitive local exchange carriers who will target specific customers rather than entire geographic areas; our switch architecture will allow these carriers to tailor their local networks to their marketplace successes without stranding capacity and capital.

Proprietary Technology

      The Company does not hold any patents or copyrights and has no patent or copyright applications pending. The Company regards its software technology and certain components of its system hardware as proprietary and relies for protection upon copyright and trade secret laws and confidentiality agreements with its employees. In addition, the Company requires customers to enter into a license and confidentiality agreement permitting the customer the exclusive use of the system operating software, which is furnished to the customer in object or binary form.

      The Company believes that these protections are sufficient to protect the Company's rights to its systems and software. Despite these protections, however, it is possible that competitors, employees, licensees or others may copy one or more of the Company's products or its technology or obtain information that the Company regards as proprietary. In addition, there can be no assurance that others will not independently develop products or technologies similar to those of the Company, that confidentiality agreements will not be breached or that the Company will have adequate resources to protect its proprietary technology. The Company believes that because of the rapid pace of technological change in the digital switching and networking industries, protection for its systems is less significant than the knowledge, ability and experience of the Company's employees, the frequency of product enhancements and the level of service and support provided to customers by the Company.

Government Regulation and Industry Standards

      The telecommunications and related networking industries in which the Company competes are highly regulated in both the United States and internationally. Imposition of public carrier tariffs and taxation of telecommunications services could materially adversely affect demand for the Company's products. Furthermore, regulation or deregulation of public carrier services by the United States and other governments, including permitting local carriers to manufacture switching equipment, may determine the extent to which the Company will be able to penetrate markets in the United States and internationally and may result in significantly increased competition, which would significantly impact the Company's future operating results. In addition, the Company's products must comply with equipment, interface and installation standards promulgated by communications regulatory authorities, including the Federal Communications Commission.

      The Company is required to obtain a license from the Department of Commerce prior to exporting to certain countries. A denial of an export license to the Company, however, would probably be based upon a policy which would also affect other U.S. companies exporting similar products.

      Industry standards organizations, such as International Telephone Union ("ITU") and Bellcore in the U.S., have created committees to address the matter of standards within the telecommunications industry. The purpose of such standards is to facilitate the inter-operability of products from various vendors and, through standardization, create a competitive environment, which is anticipated to result in lower product costs. During the past few years, many new standards have been adopted and more are pending. The International Standards Organization (ISO), one of the primary standard setting bodies in the communications industry, has developed a framework for network standards called the Open System Interconnection Reference Model (the "OSI Model"). The OSI Model represents a standard approach by which information can be communicated throughout a network, so that a variety of independently developed computer and communications devices can inter-operate. The design of the Company's products incorporates the OSI Model and accommodates most existing and pending ISDN standards, including applicable BELLCORE and ITU specifications. In most foreign countries, government departments or ministries set industry standards.

      Changes in government policies, regulations and interface and installation standards or industry standards imposed by domestic and foreign carriers in the future could require the Company to alter methods of operation, resulting in additional costs, which could have a material adverse effect on the Company.

Production and Supply

      The Company engages in manufacturing, software programming, assembly, system testing and quality assurance operations at its facility in Hauppauge, New York. The Company's operations involve the creation of the required system software, the inspection of system components manufactured by third parties, programming of microchips and microprocessors, assembly of the components of the system hardware and quality control and testing to certify final performance specification. The Company believes that it has sufficient excess production capacity to satisfy any increased demand for the Company's systems in the foreseeable future.

      The Company is dependent on third-party manufacturers for the production of all of the component parts incorporated into the Company's systems. The Company purchases its component parts from numerous third-party manufacturers and believes that numerous alternative sources of supply for most componet parts are readily available, except for a few semiconductor components purchased from single source vendors, such as Pentium processors manufactured by Intel Corporation and ISDN chips manufactured by Motorola, Inc. If such semiconductor components are discontinued by their respective manufacturers, the Company would be required to redesign some of its products by using other vendors components, which could cause delays in product delivery. The Company currently purchases all of its requirements for specially designed plastic parts for the iST, the Company's ISDN telephone, from a single source supplier. The Company believes that alternative sources of supply for such components are available. The Company is substantially dependent on the ability of its suppliers, among other things, to satisfy performance and quality specifications and dedicate sufficient production capacity for plastic parts within scheduled delivery times. The Company does not maintain contracts with any of its suppliers and purchases system components pursuant to purchase orders placed from time to time in the ordinary course of business. Failure or delay by the Company's suppliers in supplying necessary components to the Company could adversely affect the Company's ability to deliver products on a timely and competitive basis.

      The Company offers a one-year warranty for sales in the United States covering operating defects during which period the Company will replace parts and make repairs to the system components at its expense.

Research and Development

      Since its inception, the Company has devoted substantial resources to the design and development of the Company's systems. For the fiscal years ended March 31, 1999 and 1998, the Company expended approximately $724,000 and $389,000, respectively, on research and development. During the year ended March 31, 1999, almost all research and development expenditures were due to the development of Cyber Business Internet Gateway (CBIG) and Cyber Internet Access Network (CIAN) products for the high speed internet access service business. Although the Company's systems are fully developed such as Cyber Business Internet Gateway (CBIG), Cyber Internet Access Network (CIAN) and Cyber Distributed Central Office (CDCO), the Company is continually seeking to refine and enhance its systems, including enhancements to comply with emerging regulatory or industry standards or the requirements of a particular customer or country.

      The markets for the Company's products are characterized by rapidly changing technology and evolving industry standards, often resulting in rapid product obsolescence. Accordingly, the Company's ability to compete depends in large part on its ability to introduce its products to the marketplace in a timely manner, to enhance and improve continually such products and maintain development capabilities to adapt to technological changes and advances in the communications industry, including assuring continuing compatibility with evolving industry standards such as IP Frame Relay, SS7 and C7 signaling which the Company has developed. There can be no assurance that the Company will be able to compete successfully, that competitors will not develop technologies or products that render the Company's systems obsolete or less marketable, or that the Company will be able to keep pace with the technological demands of the marketplace or successfully enhance and adapt its products to satisfy industry standards.

Service and Support

      The Company believes that service, support and training are important factors in promoting sales and customer satisfaction. Service and support include system planning, site preparation, installation, customer training and maintenance.

      Since, the Company's system hardware consists of a cabinet with shelves having printed circuit boards inserted into physical slots, a substantial part of repair and maintenance can be accomplished by simply substituting the component in need of repair. In addition, the Company's systems are designed to be accessible by computer from the Company's headquarters, allowing the Company's service personnel to remotely call up, diagnose and otherwise support systems, thereby reducing response time and cost.

      In addition, the Company intends to enter into agreements with third party service providers to provide customer support on a local basis in foreign markets, as needed.

Employees

      As of the date hereof, the Company had twenty one full time employees, of which four were engaged in marketing and sales activities, one was engaged in technical support, eight were engaged in research and development, four were engaged in production testing and operations and four were in administration. None of the Company's employees is represented by a labor union. The Company considers its employee relations satisfactory.

                                GLOSSARY OF TERMS

Analog Analog transmission employs continuously variable signal.

Asynchronous Transfer Mode        High bandwidth,low-delay, connection-oriented,
                                  packet switching technique requiring 53-byte, fixed-sized cells.

Backbone An element of the network infrastructure that provides high-speed, high capacity connections among the network's physical points of presence. The backbone is used to transport end user traffic across the metropolitan areas and across the United States.

Bandwidth                           Refers  to the  maximum  amount of data that
                                    can be transferred through a communication channel in a given time. It is usually measured in bits per second for digital communications.

Broadband                           Broadband  systems  transmit  data  at  high
                                    speed   using   high   bandwidth    capacity
                                    communication channel.

Central                             Office  Incumbent   carrier  facility  where
                                    subscriber   lines  are  connected  to  ILEC
                                    switching equipment.

Collocation                         A  location  where  a  competitive   carrier
                                    network interconnects with the network of an incumbent carrier's central office.

Competitive Local Exchange
Carrier (CLEC) Category of telephone service provider that offers local exchange services in competition with those of the incumbent carrier.

Copper Line or Loop A pair of traditional copper telephone lines using electric current to carry signals.

Digital                             Digital     transmission    and    switching
                                    technologies employ a sequence of binary digits to convey information.

DSL Digital Subscriber Line. An analog transmission technology where binary digits are sent over analog transmission lines or local copper loop.

E-Commerce                          Electronic  Commerce.  An  internet  service
                                    that   supports   electronic    transactions
                                    between customers and vendors to purchase goods and services.

Firewall A computer device that separates a local area network from the internet and prevents unauthorized access to the local area network through the use of electronic security mechanisms.

Frame                               Relay  A  form  of  packet   switching  with
                                    variable length frames that may be used with a variety of communication protocols.

Incumbent Local Exchange
Carrier (ILEC)                      A company providing local exchange services.

Interconnection                     Agreement  A contract  between an  incumbent
                                    carrier and a competitive carrier for the connection of a competitive carrier network to the public switched telephone network.

internet An array of interconnected networks using a common set of protocols defining the information coding and processing requirements that can communicate across hardware platforms and over many links.

Internet Protocol A standard network protocol that allows computers with different architectures and operating system software to communicate with other computers on the internet. Advanced packet systems employ the Internet Protocol (IP) standard.

ISDN Integrated Services Digital Network. A transmission method that provides circuit-switched access to the public network at speeds of 64 or 128 Kbps for voice or data transmission.

Internet Service Provider           A company that provides direct access to the
                                    internet.

Inter-exchange Carrier              Usually   referred  to  as  a  long-distance
                                    carrier.

Kbps                                Kilobits per second. 1,000 bits per second.

Mbps Megabits per second. 1,000,000 bits per second.

Modem An abbreviation of Modulator-Demodulator. An electronic signal-conversion device used to convert digital signals from a computer to analog form for transmission over the telephone network.

Packets Information represented as bytes grouped together through a communication node with a common destination address and other attribute information.

Router A device that accepts the Internet Protocol from a local area network and switches/routes Internet Protocol packets across a network backbone.

T-1 This is a Bell System term for a digital transmission link with a capacity of 1.544 Mbps.

ITEM 2 - Description of Property

      The Company's executive offices and assembly operations are located in approximately 8,200 square feet of leased space in Hauppauge, New York. The lease provides for annual rent of $55,350 and expires on March 31, 2004. The Company believes that its facility is adequate for its current needs. The Company believes that additional physical capacity at its current facility will accommodate expansion, if required.

ITEM 3 - Legal Proceedings

      On or about August 5, 1996, Brockington Securities, Inc. ("Brockington") commenced an action, in the Supreme Court of the State of New York, County of Suffolk, against the Company for wrongful termination of a purported agreement for investment banking services. Brockington is seeking damages in the amount of
(i) $775,000 based upon the alleged net aggregate value of the shares of the Company's common stock, par value $.01 per share (the "Common Stock"), upon which Brockington alleges it had a purchase option and (ii) $1 million for the alleged wrongful termination.

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

ITEM 4 - Submission of Matters to a Vote of Security Holders

      None.

PART II

ITEM 5 - Market for Common Equity and Related Stockholder Matters

      The Company's Common Stock has been traded in the over-the-counter market and quoted on the electronic bulletin board (the "Bulletin Board") under the symbol "CYBD" since its initial public offering in 1984. The following table sets forth, for each of the fiscal periods indicated, the high and low trade prices for the Common Stock, as reported on the Bulletin Board. These per share quotations represent inter-dealer prices in the over-the-counter market, do not include retail markups, markdowns or commissions and may not represent actual transactions.

                                                        Price Per Share
                                                        ---------------
                                                      High           Low

Fiscal Year Ended March 31, 1999
        First Quarter                                 $1.81         $1.19
        Second Quarter                                 1.56          0.50
        Third Quarter                                  0.87          0.22

      Fourth Quarter                               3.12          0.65

Fiscal Year Ended March 31, 1998
      First Quarter                               $3.56         $1.69
      Second Quarter                               2.87          2.03
      Third Quarter                                2.87          1.38
      Fourth Quarter                               2.50          1.25

      On March 31, 1999, the closing trade price of the Common Stock as reported on the Bulletin Board was $2.25 per share. As of such date, there were approximately 500 stockholders of record of the Company's Common Stock.

      To date, the Company has not paid any dividends on its Common Stock and does not expect to declare or pay any dividends in the foreseeable future. The Company intends to retain all earnings for use in the Company's business operations.

ITEM 6 - Management's Discussion and Analysis or Plan of Operation

Forward Looking Statements

      When used in this report, press releases and elsewhere by the management of the Company from time to time, the words "believes", "anticipates", and "expects" and similar expressions are intended to identify forward-looking statements that involve risks and uncertainties. Additionally, certain statements contained in this discussion may be deemed forward-looking statements that involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially or adversely are the following: the ability of the Company to meet its working capital and liquidity needs, the status of relations between the Company, its primary customers and distributors, the availability of long-term credit, unanticipated changes in the U.S. and international economies, business conditions and growth in the telecommunications industry and the level of growth in internet high speed access sales generally, the timely development and acceptance of new products, the impact of competitive products and pricing, changes in the cost of component materials, changes in product mix, the outcome of litigation in which the Company is involved, along with product delays and other risks detailed from time to time in the Company's SEC reports, including but not limited to this Annual Report on Form 10-KSB for the year ended March 31, 1999. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

      During the year ended March 31, 1999 ("Fiscal 1999"), we made a strategic shift to enter the fast growing, lucrative high-speed internet access market. We rapidly developed our Cyber Business Internet Gateway (CBIG) and Cyber Internet Access Network (CIAN) switch. We forged an alliance with AT&T Corporation to become a provider of high-speed internet access and to create Virtual Private Networks (VPN) for businesses using our Internet Protocol (IP) Frame Relay based "broadband" technology. We have recently developed our Internet Protocol (IP) Frame Relay infrastructure equipment to piggyback on AT&T's rapid deployment of Internet Protocol (IP) Frame Relay based "broadband" internet backbone.

      We made a strategic shift to the high speed internet access and Virtual Private Network (VPN) service provision business in November 1998. In April 1999, we proceeded with this shift in business by forging an alliance with AT&T. In conjunction with AT&T, we will begin marketing our high speed broadband internet service for businesses as part of a package of services that includes AT&T's internet backbone, which is provided through AT&T's Managed Internet Service. Under the terms of our agreement with AT&T, we will resell AT&T's Managed Internet Service bundled with our own 1.5 Mbps Internet Protocol (IP) Frame Relay based internet gateway i.e. Cyber Business Internet Gateway (CBIG) and Cyber Internet Access Network (CIAN). According to our agreement, AT&T will bring the internet backbone to commercial buildings that we mutually serve. Cyber Digital will build, operate and own the internet facilities in such buildings using its proprietary Cyber Business Internet Gateway (CBIG) and Cyber Internet Access Network (CIAN). We believe that Cyber Digital is the first company to have signed such an agreement with AT&T.

      We intend to implement a scalable nationwide network. We expect to begin offering commercial services in New York and Boston in August 1999, and subsequently to begin service in six additional markets: Washington DC, Atlanta, Chicago, Philadelphia, Miami and Dallas. We intend to continue our network rollout into 31 additional markets in the year 2000. Upon completion of this network expansion, we anticipate providing services in 39 of the nation's largest metropolitan areas, which we believe, contain 60% of the nation's local area networks. Our agreement with AT&T provides that AT&T will make its internet backbone available to us anywhere in the United States including the Commonwealth of Puerto Rico and the U.S. Virgin Islands.

      During fiscal 1999, our primary activities have consisted of:

o From April to October 1998, we built direct sales and marketing team to attempt to address the Competitive Local Exchange Carrier (CLEC) market, which failed to materialize.

o From April to October 1998, we built a Technical Services Division in anticipation of digital voice switch sales, which failed to materialize.

o From April to October 1998, we assisted Competitive Local Exchange Carriers (CLEC) in an attempt to obtain the necessary interconnection agreements with Incumbent Local Exchange Carriers (ILEC), which were not with acceptable terms or with satisfactory resolution of disagreements. In January 1999, the U.S. Supreme Court upheld the Federal Communications Commission's orders to the ILECs to simplify and expedite dispute resolution process. We believe that this ruling may permit the CLECs, with whom we were working, to obtain their interconnection agreements in the near future.

o     From April to August 1998, we assisted National Telecommunications Company
      (NTC) of Egypt in obtaining governmental approvals for setting up of an assembly facility, obtaining duty and income tax waivers, finding a suitable assembly facility in Egypt, and defining assembly processes among other things. We are unsure whether our efforts will produce results in the future. We have decided, however, not to expend any more of our resources until we receive irrevocable letters of credits against contract orders.

o In November 1998, we made a strategic shift to enter the lucrative high-speed internet access market. We re-engineered our company and changed our sales strategy to grow our business through strategic alliances and partnering with major companies for both voice and high speed internet access business.

o From November 1998 to April 1999 we worked with AT&T to forge an alliance with them to enter the high speed internet access and Virtual Private Network markets.

o We are still negotiating with certain other major companies to enter strategic alliances with us to market our digital voice switches in the U.S.

o We rapidly developed our Cyber Business Internet Gateway (CBIG) and Cyber Internet Access Network (CIAN) products for the internet business. We have realigned our Company to become a leader in high speed internet access business. We are working with AT&T, building our internet sales and support people, appointing independent sales agents nationwide, appointing independent wiring and cable contractors and building a management information system to support our customer care and other administrative functions.

Results of Operations

Year Ended March 31, 1999, Compared to Year Ended March 31, 1998

Net sales

      The Company's net sales for the year ended March 31, 1999 ("Fiscal 1999"), were $279,926 representing an increase of $213,816 or approximately 323% from $66,110 for the year ended March 31, 1998 ("Fiscal 1998"). Increases in sales were due to volume increases in services. Net sales for Fiscal 1999 and Fiscal 1988 were insignificant, primarily attributable to lack of digital voice switch sales to CLECs. During Fiscal 1999, management focused on strategic shift towards high-speed internet access business and completing the development of Cyber Business Internet Gateway (CBIG) and Cyber Internet Access Network (CIAN) products.

Gross margin

      The Company includes in its cost of goods sold the materials and labor used, subcontractor costs and overhead incurred in the manufacture of its systems. The Company's average gross margins increased from approximately 32% to approximately 52% of net sales from Fiscal 1998 to Fiscal 1999. Increase in gross margins was primarily attributable to increase in volume of services.

Selling, general and administrative

      Selling, general and administrative expenses marginally increased from $1,674,977 in Fiscal 1998 to $1,682,368 in Fiscal 1999, representing an increase of $7,391. The absolute dollar selling, general and administrative expenses in Fiscal 1998 and Fiscal 1999 were principally the result of increased selling expenses incurred with respect to introductory and exploratory marketing efforts in the U.S. Such efforts have not resulted in any sales to date.

Research and development

      Research and development expenses increased from $388,854 in Fiscal 1998 to $650,072 in Fiscal 1999, representing an increase of $261,218 or approximately 67%. This increase in research and development expenses was primarily due to the development of Cyber Business Internet Gateway (CBIG) and Cyber Internet Access Network (CIAN) for the high speed internet access business. All development costs are expensed in the period incurred.

Income (loss) from operations

      Loss from operations in Fiscal 1999 was $(2,187,413) or $(.13) per share as compared with $(2,042,667) or $(.12) per share in Fiscal 1998. The Company incurred these losses in Fiscal 1999 and Fiscal 1998 primarily due to lack of sales and sustained selling, general and administrative expenses as well as increases in research and development expenses.

Provision for bad debt

      Bad debt expense amounted to $355,012 in Fiscal 1999 versus $0 in Fiscal 1998. Accounts receivable are presented net of a zero allowance for doubtful accounts in Fiscal 1999 and Fiscal 1998.

Net income (loss) available to Common Stockholders

      As a result of the foregoing, the net loss in Fiscal 1999 was $(2,761,812) or $(.16) per share as compared to a net loss of $(2,097,486) or $(.12) per share in Fiscal 1998.

Liquidity and Capital Resources

      The Company's ability to generate cash adequate to meet its needs results primarily from sale of preferred and common stock and cash flow from operations. Total working capital decreased by $2,515,748 to $634,674 at March 31, 1999 from $3,150,422 at March 31, 1998, primarily due to sustained selling, general and administrative expenses as well as increases in research and development expenses. The current ratio of current assets to current liabilities decreased to 6.1 to 1 as at March 31, 1999 from 23.3 to 1 as at March 31, 1998. Current levels of inventory are adequate to meet sales for the next 6 months. The Company believes that its current sources of liquidity will be sufficient to meet its needs for the next 12 months. The Company believes that, if needed, it will be able to obtain additional funds required for future needs.

      The Company used $92,442 and $219,625 during Fiscal 1999 and Fiscal 1998 respectively, for investing activities. The cash used for investing activities relates primarily to purchases of equipment in Fiscal 1999 and Fiscal 1998. During Fiscal 1998 production equipment capacity was expanded in anticipation of greater product sales.

      Net cash used by financing activities was $0 and $529,470 for Fiscal 1999 and Fiscal 1998, respectively.

      On July 11, 1996, the Company concluded a private placement of its Series A Preferred Stock and accompanying warrants to accredited institutional investors and received net proceeds of approximately $7.1 million. The Series A Preferred Stock was issued without registration in reliance on Regulation S promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended. On December 30, 1996, the Company concluded a private placement of 2,000 shares of its Series B-1 Preferred Stock to Syndicated Communications Venture Partners III, L.P. and received net proceeds of $1.7 million. The Series B-1 Preferred Stock was issued without registration in reliance on Section 4(2) of the Securities Act of 1933, as amended. Some of the proceeds from these offerings have been used to retire long-term debt, redeem Series A Preferred Shares prior to conversion and to fund research and development, marketing and production expenses. All of the Series A Preferred Stock has been converted or redeemed and there are no such shares outstanding. However, there are 824,013 warrants outstanding in connection with the offering of Series A preferred stock at an exercise price of $6.35 per share for an aggregate amount of $5,232,482. On each of December 30, 1997 and December 30, 1998, the Series B-1 preferred stockholders received a 10% stock dividend of 200 and 220 shares, respectively, of Series B-1 Preferred Stock in accordance with the terms of the private placement. On April 14, 1999, all of the Company's outstanding Series B-1 Preferred Stock was converted into 861,230 shares of the Company's Common Stock at a conversion price of $2.89 per share.

      On July 12, 1999, the Company concluded a private placement of its Series C Preferred Stock and accompanying warrants to accredited investors and received net proceeds of approximately $310,000. The Series C Preferred Stock was issued without registration in reliance on Section 4(2) of the Securities Act of 1933, as amended.

      Due to the completion of the Series A, Series B and Series C Preferred Stock transactions, expected exercise of options and warrants and together with expected cash flow from operations, the Company believes its liquidity will be sufficient to meets its needs for the next 12 months.

Impact of Inflation

      Inflation has historically not had a material effect on the Company's operations.

Impact of the Year 2000 ("Y2K") Issue

      The Company conducted a review of its operating and computer systems to identify the areas, which could be affected by the Y2K issue. The Company presently believes the Year 2000 problem will not pose significant operational problems for the Company and the estimated cost of achieving compliance is minimal and is not expected to have a material adverse effect on the financial condition, liquidity or results of operations of the Company.

      The Company's internet gateway, digital voice switching and networking systems which it designs, develops, manufactures, markets and services have been designed to be Y2K compliant and the Y2K issue is not expected to have a material effect on the Company's ability to serve its customers.

      As part of the Company's assessment of the Y2K issue, consideration was given to the possible impact upon the Company from using purchased software, suppliers and outside service providers. The Company's efforts with regard to Y2K issues are dependent in part on information received from such suppliers and vendors upon which the Company has relied. While it is not possible for the Company to predict all future outcomes and events, the Company is not aware, at this time, of any Y2K non-compliant situations with regard to any of its purchased software or its use of suppliers and outside service providers.

ITEM 7 - Financial Statements

      The Financial Statements of the Company are filed as part of this Form 10-KSB.

ITEM 8 - Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

                                    PART III

ITEM 9 - Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

      The directors and executive officers of the Company are:

Name                            Age               Office

Jawahar C. Chatpar              51      Chairman of the Board, President, and
                                        Chief Executive Officer

Jack P. Dorfman                 61      Director and Secretary

Jatinder V. Wadhwa              64      Director and Treasurer

Terry L. Jones                  51      Director

Khushi A. Nichani               61      Director

Larry S. Shluger                60      Vice President of Operations

      Jawahar C. Chatpar is a founder of the Company and has served as Chairman of the Board, Chief Executive Officer and President since March 1991, as Chairman of the Board, Chief Executive Officer and Secretary from November 1986 until March 1991, and as President and Chief Executive Officer since inception until November 1986. Mr. Chatpar has also served as a director since inception. Mr. Chatpar founded the Company in 1983 as a successor to a Canadian corporation of the same name, which he founded in 1982. From 1980 to 1982, Mr. Chatpar was employed by Bayly Engineering Limited, a manufacturer of digital telecommunication systems and a member of A.E.G. Telefunken Group, as a General Manager of Digital Transmission and Fiber Optics Engineering (research and development). From 1974 to 1980, Mr. Chatpar served in various engineering, general management and marketing positions with Northern Telecom. He holds an B.Tech (honors) degree in Electrical Engineering from the Indian Institute of Technology, Bombay, India and an M.S. degree in Electrical Engineering from the University of Waterloo, Canada.

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

            Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934, as amended (the "1934 Act"), requires the Company's directors and executive officers, and persons who own more than ten (10%) percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (the "Commission") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Reporting persons are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.

      To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company, the following persons failed to file, on a timely basis, the following reports required by Section 16(a) of the 1934 Act:
J.C. Chatpar failed to timely file three Forms 4, in connection with the receipt of certain stock options, during the fiscal years ended March 31, 1998 and 1999. Jatinder Wadhwa failed to timely file four Forms 4, in connection with the receipt and exercise of certain stock options, during the fiscal years ended March 31, 1998 and 1999. Jack Dorfman failed to timely file three Forms 4, in connection with the receipt of certain stock options, during the fiscal years ended March 31, 1998 and 1999. Terry Jones failed to timely file a Form 3, and in connection with the receipt of certain stock options, two Forms 4 during the fiscal years ended March 31, 1998 and 1999. Khushi Nichani failed to timely file a Form 3, and in connection with the receipt of certain stock options, two Forms 4 during the fiscal years ended March 31, 1998 and 1999 Larry Shluger failed to timely file a Form 3, and in connection with the receipt of certain stock options, a Form 4, during the fiscal year ended March 31, 1998. These forms are currently being prepared for filing.

Summary Compensation Table

      The following table sets forth information concerning the compensation for services in all capacities for the fiscal years ended March 31, 1999, 1998 and 1997 of those persons who were, at March 31, 1999, the chief executive officer (the "Named Officer"). During such periods, no executive officer of the Company received compensation in excess of $100,000 other than J.C. Chatpar.

-------------------------------------------------------------------------------------------------------------
                           Annual Compensation                   Long Term Compensation                All
                           -------------------                                                         Other
                                                                                                       Com-
                                                                                                       pen-
                                                                                                       sation
                                                                 ============================================
                                                                                             Payouts
                                                                 Awards
               ----------------------------------------------------------------------------------------------
Name and       Year      Salary        Bonus         Other       Restricted    Securities    LTIP
Principal                ($)           ($)           Annual      Stock         Underlying    Payouts
Position                                             Com-        Awards  ($)   Options/      ($)
                                                     pensa-                    SARs(#)
                                                     tion
                                                     ($)(1)
------------------------------------------------------------------------------------------------------------
J.C. Chatpar,  1999      $165,000      None          None        None          120,000(4)    None       None
Chairman of    1998      $150,000      None          None        None          140,000(3)    None       None
the Board,     1997      $130,000(2)   $100,000(2)   None        None          None          None       None
President and
Chief
Executive
Officer
------------------------------------------------------------------------------------------------------------------

(1) The Company has concluded that the aggregate amount of perquisites and other personal benefits paid to each of the Named Officers named in the table did not exceed the lesser of 10% of such officer's total annual salary and bonus for the 1999, 1998 and 1997 fiscal years or $50,000, thus, such amounts are not included in the table.

(2) Mr. Chatpar's salary was raised from $80,000 per annum to $150,000 per annum effective August 12, 1996.

(3) Mr. Chatpar was granted 110,000 options each to purchase one share of Common Stock exercisable at $2.56 and 30,000 options each to purchase one share of Common Stock exercisable at $2.43 in Fiscal 1998.

(4) Mr. Chatpar was granted 120,000 options each to purchase one share of Common Stock exercisable at $0.75 in Fiscal 1999.

Option Grants In Last Fiscal Year

      The following table sets forth information concerning stock option grants made during Fiscal 1999 to the Named Officers. The Company has not granted any stock appreciation rights.

                                       Individual Grants
                                       -----------------
                        Number             % of Total
                        Of                 Options
                        Securities         Granted To
                        Underlying         Employees in          Exercise
                        Options            Fiscal Year           Price              Expiration
                        Granted            1999                  ($/Share)          Date
Name                    (#)                (1)                   (2)                (3)
----                    ---                ---                   ---                ---
J.C. Chatpar            120,000              60.0%               $0.75              8/30/2008

----------
(1) During Fiscal 1999, options to purchase an aggregate of 120,000 shares of Common Stock were granted to Mr. Chatpar and options to purchase an aggregate of 200,000 shares of Common Stock were granted to six other employees.

(2) The exercise price of the options granted was equal to the fair market value of the underlying stock on the date of grant.

(3) Options are immediately exercisable.

Aggregated Fiscal Year End Option Values

      The following table sets forth information concerning the number of unexercised options and the Fiscal 1999 year end value of unexercised options on an aggregated basis held by the Named Officers. The Company has not granted any stock appreciation rights and no options were exercised in Fiscal 1999.

                     Number of Securities                  Value of
                     Underlying Unexercised                Unexercised In-The-Money
                     Options at Fiscal Year-End (#)        Options at Fiscal Year-End ($)
                     =============================================================================
Name                 Exercisable       Unexercisable         Exercisable          Unexercisable
--------------------------------------------------------------------------------------------------
J.C. Chatpar         740,000           0                     $792,400             0

(1) Options are "in-the-money" if, on March 31, 1999, the market price of the Common Stock ($2.25) exceeded the exercise price of such options. The value of such options is calculated by determining the difference between the aggregate market price of the Common Stock underlying the options on March 31, 1999 and the aggregate exercise price of such options.

Compensation of Directors

      The directors of the Company are paid $250 per Board meeting. During Fiscal 1999, the Board of Directors met two times and each director attended at least 75% of the meetings of the Board of Directors. The Board does not have any committees. In addition, the Company currently reimburses each director for expenses incurred in connection with his attendance at each meeting of the Board of Directors.

      In August 31, 1998, the Company issued to J.C. Chatpar, Jack Dorfman, Jatinder Wadhwa, Terry Jones and Khushi Nichani, directors of the Company, non-qualified stock options to purchase 120,000, 20,000, 20,000, 10,000, and 10,000 shares of Common Stock, respectively, at an exercise price of $0.75 per share.

Employment Agreements and Insurance

      The Company has entered into an Amended and Restated Employment Agreement with Mr. J.C. Chatpar dated as of August 4, 1997 (the "Employment Agreement") for a three year term. Such three-year term shall be automatically extended for successive three-year terms unless either party gives the other party 120 days prior written notice of termination before the end of any such three-year period. The Board, however, has the authority to terminate such extension upon cause. "Cause" is defined as conviction of a felony or willful misconduct. Mr. Chatpar is entitled to receive a salary of $150,000 per annum, with an annual increase of 10%. In recognition of the complex scientific and technical leadership which Mr. Chatpar brings to the Company. The Company has also agreed that its Board of Directors may raise his salary during the term of his employment as soon as the financial resources of the Company and other business conditions permit. In such event, Mr. Chatpar's salary shall be at a level comparable to that of chief executive officers of other comparable technology-driven publicly held companies.

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

ITEM 11 - Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth certain information known to the Company regarding beneficial ownership of the Company's Common Stock as of March 31, 1999, for (i) each person or group that is known by the Company to be a beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each of the Named Officers and directors, and (iii) all directors and executive officers of the Company as a group. Except as otherwise indicated, the Company believes that such beneficial owners, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws, where applicable.

Names and Address
of Beneficial Owners           Number of Shares         Percentage Owned (1)(2)
--------------------           ----------------         -----------------
J.C. Chatpar(3)                5,465,712                30.0%
c/o Cyber Digital, Inc.
400 Oser Avenue
Hauppauge, NY 11788

Jack P. Dorfman(4)                220,000               1.2%

Jatinder V. Wadhwa(5)             217,812               1.2%

Terry L. Jones (6)                 20,000               *

Khushi A. Nichani (7)              28,000               *

All directors and executive
officers as a group:  (6)
persons                          5,951,524             32.7%

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

(3) Does not include 476,000 shares owned by Sylvie Chatpar, his wife, and 175,000 shares owned by certain other relatives, to which shares Mr. Chatpar disclaims beneficial ownership. Includes 740,000 shares as to which Mr. Chatpar holds non-qualified stock options, which are exercisable at any time.

(4) Includes 100,000 shares as to which Mr. Dorfman holds a non-qualified stock option, which are exercisable at any time. Does not include 360,000 shares owned by his wife, Sandra Dorfman, to which shares Mr. Dorfman disclaims beneficial ownership.

(5) Includes 60,000 shares as to which Mr. Wadhwa holds non-qualified stock options which are exercisable at any time.

(6) Terry Jones is a general partner of a limited partnership that is the general partner of Syndicated Communications Venture Partners III, L.P. ("Syncom III"), a fund which owns all the 2,420 shares of the Company's Series B convertible preferred stock (the "Series B Stock") currently outstanding. Includes 20,000 shares as to which Mr. Jones holds non-qualified stock options which are exercisable at any time.

(7) Includes 20,000 shares as to which Mr. Nichani holds non-qualified stock options which are exercisable at any time.

ITEM 12 - Certain Relationships and Related Transactions

      On December 30, 1996, the Company consummated a private placement of its Series B Stock, to Syncom III. The Company issued 2,000 shares of its Series B Stock to Syncom III in return for $2,000,000. Such shares are convertible into shares of the Company's Common Stock commencing one year from closing date. The conversion price is lesser of either eighty-five (85%) per cent of the average closing price during the five trading days preceding the conversion date or $7.50 per share. All shares of Series B Stock shall automatically be converted into shares of the Company's Common Stock on December 21, 2001. On December 30, 1997 and December 30, 1998, Syncom III received 10% dividend through issuance of 200 and 220 shares of Series B Stock, respectively. On April 14, 1999, all of the Company's outstanding Series B-1 Preferred Stock was converted into 861,230 shares of the Company's Common Stock at a conversion price of $2.89 per share.

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

      10.5 Cyber Digital, Inc. 1997 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.5 to the Company's Annual Report of Form 10-KSB for the fiscal year ended March 31, 1998).

      10.6 Contractor Agreement between the Company and GTE Data Services GmbH, dated as of December 9, 1997 (incorporated herein by reference to Exhibit 10.6 to the Company's Annual Report of Form 10-KSB for the fiscal year ended March 31, 1998).

      27 Financial Data Schedule.

(b) Reports of Form 8-K. No reports on Form 8-K were filed for the three months ended March 31, 1999.

                               CYBER DIGITAL, INC.
                              FINANCIAL STATEMENTS

                                TABLE OF CONTENTS

                                                                      Page No.
                                                                      --------

Independent Auditors' Report ..................................          F-1

Financial Statements

    Balance Sheets ............................................          F-2

    Statements of Operations ..................................          F-3

    Statements of Changes in Shareholders' Equity .............          F-4

    Statements of Cash Flows ..................................          F-5

    Notes to Financial Statements .............................   F-6 - F-15

   All schedules omitted are not required, not applicable, or the information is provided in the financial statements or notes therein.

A L B R E C H T ,  V I G G I A N O , Z U R E C K
      & C O M P A N Y , P . C .
                                                    CERTIFIED PUBLIC ACCOUNTANTS
                                                                25 SUFFOLK COURT
                                                             HAUPPAUGE, NY 11788
                                                                  (516) 434-9500

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
Cyber Digital, Inc.
Hauppauge, New York

We have audited the accompanying balance sheets of Cyber Digital, Inc. as of March 31, 1999 and 1998 and the related statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the accompanying financial statements referred to in the first paragraph presents fairly, in all material respects, the financial position of Cyber Digital, Inc. as of March 31, 1999 and 1998 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ Albrecht, Viggiano, Zureck and Company, P. C.


Hauppauge, New York
June 15, 1999

                               CYBER DIGITAL, INC.
                                 BALANCE SHEETS
                                    March 31,

                                                                         1999           1998
                                                                    ------------    ------------
ASSETS

Current Assets
   Cash and cash equivalents                                        $    246,832    $  2,436,473
   Accounts receivable, net                                                  -0-         383,603
   Inventories                                                           482,633         447,750
   Prepaid and other current assets                                       29,190          23,545
                                                                    ------------    ------------

                                        Total Current Assets             758,655       3,291,371

Property and Equipment, net                                              250,809         227,965

Other Assets                                                              14,350          14,350
                                                                    ------------    ------------
                                                                    $  1,023,814    $  3,533,686
                                                                    ============    ============
LIABILITIES AND SHAREHOLDERS'  EQUITY

Current Liabilities
   Accounts payable, accrued expenses, and taxes                    $    123,981    $    140,949
                                                                    ------------    ------------

                                        Total Current Liabilities        123,981         140,949
                                                                    ------------    ------------

Commitments and Contingencies

Shareholders' Equity
   Preferred stock - $.05 par value; cumulative, convertible and participating; authorized 10,000,000 shares
       Series A; issued and outstanding - none at March 31, 1999
         and 1998                                                            -0-             -0-
       Series B-1 issued and outstanding 2,420 and 2,200 shares
         at March 31, 1999 and 1998, respectively                            121             110
       Series B-2 issued and outstanding - none at March 31, 1999
         and 1998                                                            -0-             -0-
   Common stock - $.01 par value; authorized 30,000,000
     shares; issued and outstanding 17,386,053 shares
       at March 31, 1999 and 1998, respectively                          173,861         173,861
   Additional paid-in capital                                         14,161,764      13,892,867
   Accumulated deficit                                               (13,435,913)    (10,674,101)
                                                                    ------------    ------------

                                                                         899,833       3,392,737
                                                                    ------------    ------------

                                                                    $  1,023,814    $  3,533,686
                                                                    ============    ============

                 See accompanying notes to financial statements.

                               CYBER DIGITAL, INC.
                            STATEMENTS OF OPERATIONS
                              Years ended March 31,

                                                           1999            1998
                                                       ------------    ------------

Net Sales                                              $    279,926    $     66,110

Cost of Sales                                               134,899          44,946
                                                       ------------    ------------

                                    Gross Profit            145,027          21,164
                                                       ------------    ------------

Operating Expenses
   Selling, general and administrative expenses           1,682,368       1,674,977
   Research and development                                 650,072         388,854
                                                       ------------    ------------

                        Total Operating Expenses          2,332,440       2,063,831
                                                       ------------    ------------

                            Loss from Operations         (2,187,413)     (2,042,667)
                                                       ------------    ------------

Other Income (Expense)
   Interest income                                           58,395         188,146
   Interest expense                                             -0-          (4,606)
   Other expense                                             (4,361)           (972)
   Bad debt expense                                        (355,012)            -0-

                     Total Other Income (Expense)          (300,978)        182,568

                        Loss Before Income Taxes         (2,488,391)     (1,860,099)

Provision for Income Taxes                                    4,513           4,777
                                                       ------------    ------------

                                        Net Loss       $ (2,492,904)   $ (1,864,876)

                        Preferred Stock Dividend           (268,908)       (232,610)
                                                       ------------    ------------

Income Available to Common Shareholders                  (2,761,812)     (2,097,486)
                                                       ============    ============

Net Loss Per Share of Common Stock (See Note 5)

                                Net Loss - Basic       $       (.16)   $       (.12)
                                                       ============    ============
                                         Diluted       $       (.16)   $       (.12)
                                                       ============    ============

Weighted average number of common shares outstanding     17,386,053      17,312,550
                                                       ============    ============

                 See accompanying notes to financial statements.

                               CYBER DIGITAL, INC.
                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                      Years ended March 31, 1999 and 1998

                                                                                    Preferred Stock
                                                      -----------------------------------------------------------------------
                                                             Series A                   Series B-1             Series B-2
                                                      ----------------------    ------------------------   ------------------
                                                      Additional Paid-          Accumulated                  Shareholders'
                                                      Shares         Amount       Shares          Amount      Shares   Amount
                                                      --------       -------    -----------       ------    --------   ------

Balance at April 1, 1997                              86    $          4           2,000    $        100       -0-     -0-

Exercise of stock options

10% Preferred stock dividend - Series B-1                                            200              10

Conversion of preferred stock - Series A             (38)             (2)

Redemption of Series A preferred stock               (48)             (2)

Net Loss
                                               ----------    ------------     ------------   ------------    ------   -----
Balance at March 31, 1998                             -0-    $        -0-          2,200    $        110       -0-   $ -0-

10% Preferred stock dividend - Series B-1                                            220              11

Net Loss
                                               ----------    ------------     ------------   ------------    ------   -----
Balance at March 31, 1999                             -0-     $       -0-          2,420    $       121        -0-   $ -0-
                                               ==========    ============     ============   ============    ======   =====

                                                  Common Stock                                               Total
                                                  ------------          Additional Paid-  Accumulated    Shareholders'
                                              Shares         Amount       in Capital       Deficit          Equity
                                              ------         ------       ----------       -------          ------
Balance at April 1, 1997                      17,095,176   $    170,952   $ 13,919,241   $ (8,303,214)   $  5,787,083

Exercise of stock options                         90,000            900         82,900                         83,800

10% Preferred stock dividend - Series B-1                                      232,600       (232,610)             -0-

Conversion of preferred stock - Series A         200,877          2,009         78,466        (80,473)             -0-

Redemption of Series A preferred stock                                        (420,340)      (192,928)       (613,270)

Net Loss                                                                                   (1,864,876)     (1,864,876)
                                              ----------   ------------   ------------   ------------    ------------
Balance at March 31, 1998                     17,386,053   $    173,861   $ 13,892,867   $(10,674,101)   $  3,392,737

10% Preferred stock dividend - Series B-1                                      268,897       (268,908)             -0-

Net Loss                                                                                   (2,492,904)     (2,492,904)
                                              ----------   ------------   ------------   ------------    ------------
Balance at March 31, 1999                     17,386,053   $    173,861   $ 14,161,764   $(13,435,913)   $    899,833
                                              ==========   ============   ============   ============    ============

                See accompanying notes to financial statements.

                               CYBER DIGITAL, INC.
                            STATEMENTS OF CASH FLOWS
                              Years ended March 31,

                                                                                           1999           1998
                                                                                       -----------    -----------
Cash Flows from Operating Activities
   Net loss                                                                            $(2,492,904)   $(1,864,876)
   Adjustments to reconcile net loss to
       net cash used in operating activities:
     Depreciation                                                                           69,598         35,758
     Bad debt expense                                                                      355,012            -0-
     (Increase) decrease in operating assets:
       Accounts receivable                                                                  28,591        (56,226)
       Inventories                                                                         (34,883)       (13,277)
       Prepaid and other current assets                                                     (5,645)       (17,260)
     Increase (decrease) in operating liabilities:
       Accounts payable, accrued expenses, and taxes                                       (16,968)        98,676
                                                                                       -----------    -----------

                                               Net Cash Used in Operating Activities    (2,097,199)    (1,817,205)
                                                                                       -----------    -----------

Cash Flows from Investing Activities
   Purchase of equipment                                                                   (92,442)      (219,625)
                                                                                       -----------    -----------

                                               Net Cash Used in Investing Activities       (92,442)      (219,625)
                                                                                       -----------    -----------

Cash Flows from Financing Activities
   Issuance of common stock                                                                    -0-         83,800
   Redemption of preferred stock                                                               -0-       (613,270)

                                               Net Cash Used in Financing Activities           -0-       (529,470)
                                                                                       -----------    -----------

                                           Net Decrease in Cash and Cash Equivalents    (2,189,641)    (2,566,300)

Cash and Cash Equivalents at Beginning of Period                                         2,436,473      5,002,773
                                                                                       -----------    -----------

                                          Cash and Cash Equivalents at End of Period   $   246,832    $ 2,436,473
                                                                                       ===========    ===========

Supplemental  Disclosures of Cash Flow  Information  Cash paid during the period for:
     Income taxes                                                                      $     4,140    $     6,949
     Interest                                                                                  -0-          4,606

                See accompanying notes to financial statements.

                               CYBER DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS

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

Operating and Financing Matters

Since inception, the Company has devoted substantial resources to the design and development of the Company's systems. As such, the Company has not achieved revenue growth and has incurred operating losses. At March 31, 1999, the Company had an accumulated deficit of $13,435,913 and a shareholders' equity of $899,833. The decrease in equity from March 31, 1998 to March 31, 1999 is due mainly to a net loss of $2,492,904 for the fiscal year ended March 31, 1999. The Company had working capital of $634,674 at March 31, 1999 relating largely to cash and cash equivalents from prior year's stock issuances as discussed in Note 7, and inventories. The Company historically has generated sufficient cash flow to support its operations mainly from these issuance of debt and equity securities.

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

Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable and accrued expenses, approximate fair value due to the relatively short maturity of these instruments. The estimated fair value amounts have been determined by the Company using available market information and the appropriate valuation methodologies. Considerable judgment is necessarily required in the interpreting of market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.

                               CYBER DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies (continued)

Accounts Receivable

Accounts receivable are presented net of a zero allowance for doubtful accounts at March 31, 1999 and 1998. The allowance is based on prior experience and management's evaluation of the collectibility of accounts receivable. Management believes that the allowance is adequate. However, additions to the allowance may be necessary based on changes in economic conditions.

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

Revenue Recognition

The Company recognizes product system sales upon shipment and acceptance by the customer. Component parts and software sales are recognized upon shipment to the customer.

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

                               CYBER DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies (continued)

Impairment of Long-Lived Assets

The Financial Accounting Standards Board has issued Statement No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (FASB 121), which the Company has adopted effective April 1, 1996. FASB No. 121 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for possible impairment whenever events or changes in circumstance indicate that the carrying amount of an asset may not be recoverable. FASB No. 121 also requires that long-lived assets and certain identifiable intangibles held for sale be reported at the lower of carrying amount of fair value less cost to sell. The Company determined that no impairment loss need be recognized for the applicable assets.

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

New Accounting Pronouncements

In February 1998, the FASB, the FASB issued SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which is effective for fiscal years beginning after December 15, 1998. This statement standardizes the disclosure requirements for pensions and other postretirement benefits. The Company is evaluating methods for adoption of this statement, if necessary, and currently does not expect this new pronouncement to have a material impact on its financial statements.

Note 2 - Inventories

At March 31, inventories consist of:
                                                1999       1998
                                            --------   --------

                 Raw materials              $345,024   $312,792
                 Work-in-process                 -0-     37,076
                 Finished goods              137,609     97,882
                                            --------   --------

                                            $482,633   $447,750
                                            ========   ========

                               CYBER DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS

Note 3 - Property and Equipment

Major classes of property and equipment consist of the following at March 31:

                                       1999       1998         Useful Lives
                                      --------   --------      ------------

    Machinery and equipment           $366,395   $275,819           5 years
    Furniture and fixtures              68,271     68,271           7 years
    Leasehold improvements               4,786      2,920        lease term
                                      --------   --------

                                       439,452    347,010
    Less:  Accumulated depreciation    188,643    119,045
                                      --------   --------

                                      $250,809   $227,965
                                      ========   ========

Note 4 - Other Assets

Other assets consist of various security deposits.

Note 5 - Earnings (Loss) Per Share

Earnings per share ("EPS") has been computed and presented pursuant to the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share, which was adopted during the fiscal year ended March 31, 1999.

                                                           1999            1998
                                                   ------------    ------------

Net Loss                                           $ (2,492,904)   $ (1,864,876)
Dividends paid on Preferred Stock Series B-1           (268,908)       (232,610)
                                                   ------------    ------------

Income Available to Common Shareholders            $ (2,761,812)   $ (2,097,486)
                                                   ------------    ------------
Weighted Average Common Shares Outstanding           17,386,053      17,312,550
                                                   ------------    ------------

Basic EPS                                          $       (.16)   $       (.12)
Diluted EPS                                        $       (.16)   $       (.12)

Diluted  earnings  per share does not include any stock  warrants,  options,  or
convertible   preferred   stock  as  the  inclusion  of  these  items  would  be
antidilutive to earnings per share.

                               CYBER DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS

Note 6 - Stock Option Plans

The Company's Board of Directors adopted, on November 7, 1997, the 1997 Stock Incentive Plan (the "1997 Plan"). The 1997 plan is a successor to the 1993 plan, which has been terminated. Under the terms of the 1997 Plan, 850,999 shares were reserved for issuance to officers, directors, other employees and consultants meeting certain qualifications. Under the 1997 Plan, incentive stock options are granted at 100% of fair market value on the date of grant. The right to exercise the options accrues equally on each of the first, second, third and fourth anniversaries of the date of grant. Options granted under the plan expire on the day before the tenth anniversary of the plan.

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

A restricted stock award, entitling the recipient to acquire shares of common stock for a purchase price at least equal to par value may be granted to such persons and in such amounts and subject to such terms and conditions as the Committee may determine. Shares of restricted stock may not be sold, assigned, transferred, pledged or otherwise encumbered or disposed of except as specified in the 1997 Plan or the written agreement governing the grant. The Committee, at the time of grant, will specify the date or dates on which the nontransferability of the restricted stock shall lapse. During the 90 days following the termination of the grantee's employment for any reason, the Company has the right to require the return of any shares to which restrictions on transferability apply, in exchange for which the Company shall repay to the grantee any amount paid by the grantee for such shares.

                               CYBER DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS

Note 6 - Stock Option Plans (continued)

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

In addition to these plans, the Company has issued non-qualified stock options and warrants upon the approval by the Board of Directors. Such options and warrants are granted at 100% of fair market value on the date of the grant. Information with respect to non-qualified stock options and warrants are summarized as follows:
                                            Price                   Shares
                                            -----                   ------
        Outstanding, April 1, 1998     $.38 to $10.00                3,051,013
          Granted                       $.75 to $1.43                  200,000
          Canceled                     $1.50 to $10.00         (       692,000)
                                                               ---------------
        Outstanding March 31, 1999                                  2,559,013
                                                               ===============

In October 1995, the Financial Accounting Standards Board issued Statement No. 123 "Accounting for Stock-Based Compensation" ("FASB 123"), which is effective for the Company's year beginning April 1,1996. As permitted under FASB 123, the Company has elected not to adopt the fair value based method of accounting for its stock-based compensation plans, but will continue to account for such compensation under the provisions of Accounting Principles Board Opinion No. 25. Pro forma information regarding net income and earnings per share is required by FASB 123, and has been determined as if the Company had accounted for its stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model.

The following assumptions were employed to estimate the fair value of stock options granted:
                                             Fiscal Year Ended March 31,
                                                1999                 1998
                                             ----------           ---------
        Expected dividend yield                 0.00%               0.00%
        Expected price volatilities            96.00%              95.20%
        Risk-free interest rate                 4.40%               5.00%
        Expected life (years)                   5.20                 6.75

For pro forma purposes, the estimated fair value of the Company's stock options is amortized over the options' vesting period. The Company pro forma information follows:

                                                 1999              1998
                                             -------------    -------------
        Weighted average fair value of
          Options granted                    $       0.05     $      0.19

        Net Loss
          As reported                        $ (2,492,904)    $ (1,864,876)
          Pro Forma                            (2,524,906)      (1,882,448)

        Net Loss Per Share
          As reported
              Basic                          $      (0.16)    $     (0.12)
              Diluted                        $      (0.16)    $     (0.12)
          Pro Forma
              Basic                          $      (0.16)    $     (0.12)
              Diluted                        $      (0.16)    $     (0.12)

                               CYBER DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS

Note 7 - Convertible, Cumulative and Participating Preferred Stock

In the fiscal year ended March 31, 1997, the Company completed two private placements of preferred stock. The Company sold 805 shares of 10% Series A convertible preferred stock, priced at $10,000 per share. The Company also sold 2,000 shares of 10% Series B-1 convertible, cumulative and participating preferred stock, priced at $1,000 per share.

During the fiscal year ended March 31, 1998, pursuant to an optional conversion or redemption of Series A preferred stock, 38 shares were converted into 200,877 shares of common stock and 48 shares were redeemed leaving no shares outstanding. These shares were converted based upon 85% of the average closing bid price for the five trading days prior to the conversion.

The 10% Series B-1 convertible, cumulative and participating preferred stock is convertible into restricted common shares at a price which is the lesser of (a) $7.50 per share or (b) 85% of the average closing price for the five days prior to the conversion date. As of March 31, 1999, there are $60,334 of undeclared dividends on the Series B-1 preferred stock.

In December 1998 and 1997, the Board of Directors declared and distributed a stock dividend on the preferred Series B-1 stock. The stock amounted to 220 and 200 shares of preferred Series B-1 stock at $1,000 per share, respectively. The stock dividends were equivalent to the 10% annual dividend on the preferred Series B-1 stock, plus $48,908 and $32,610 representing the beneficial conversion feature on the preferred stock dividend, respectively.

The 10% Series B-2 preferred stock is convertible into restricted common shares at a price which is the greater of (a) $7.50 per share or (b) 85% of the average closing price for the five days prior to the conversion date. As of March 31, 1999, this preferred stock remains unissued.

Note 8 - Income Taxes

The Company has net operating loss carryforwards for tax purposes amounting to approximately $12 million that may be offset against future taxable income which expire through 2014. In addition, the Company has investment and research and development tax credits for tax purposes amounting to approximately $196,000 which expire through 2003.

Deferred income taxes are recognized for differences between the bases of assets and liabilities for financial statement and income tax purposes. The utilization of these tax attributes is contingent upon the Company's ability to generate future taxable income and tax before the tax attributes expire as well as Internal Revenue Code limitations. As a result, a valuation allowance equal to the full extent of the deferred tax asset has been established. The change in the deferred tax asset (as well as the valuation account) was approximately $848,000 for the fiscal year ended March 31, 1999.

The Company was subject to capital based taxes for New York State for the years ended March 31, 1999 and 1998.

                               CYBER DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS

Note 9 - Commitments and Contingencies

Employment Contract

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

The following payout terms apply if this agreement is terminated:

     1. In the case of disability, the Chairman shall be paid until the end of the month in which such disability occurs. The Chairman will receive royalties of 5% of the gross revenues earned by the Company each month for a period of fifteen years from the effective date of termination.

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

                               CYBER DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS

Note 9 - Commitments and Contingencies (continued)

Operating Leases

Effective April 1, 1994, the Company commenced a noncancellable operating lease that expired on March 31, 1998. In April 1998 this lease was renewed at the same terms for a one year period with respect to the Company's executive offices and operations. Rent expense was $55,688 and $58,714 for the years ended March 31, 1999 and 1998, respectively. Subsequent to year end, the Company renewed the lease for a five year period.

In January 1998, the Company commenced a noncancellable operating lease that expires on February 28, 2000, with a renewal option for two additional, two year periods, with respect to the companies Indiana office. In October 1998, the Company began subleasing their Indiana office on a month-to-month basis. Rent expense was $9,450 and $3,092 for the year ended March 31, 1999 and 1998.
The expense for 1999 is net of sublease income.

The Company also has non-cancelable operating leases for vehicles. The monthly rental on the vehicles $1,293. The amount charged to expense was $12,676 and $3,636, for the years ended March 31, 1999 and 1998, respectively.

Future minimum rentals are as follows:

                 For years ending March 31, 2000    $   70,200
                                            2001        57,564
                                            2002        59,867
                                            2003        62,261
                                            2004        64,752
                                                    ----------
                                                    $  314,644
                                                    ==========

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

                               CYBER DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS

Note 10 - Segment Information and Significant Customers

Significant Customers

For fiscal years ended March 31, 1999 and 1998, the Company derived 0% and 9%, respectively, of its revenue from Federal government agencies. For the fiscal years ended March 31, 1999 and 1998, the Company had sales representing 99% and 91% of its revenue from two customers, namely GTE Data Services GMBH and Sprint representing 79% and 20%, respectively, for the year ended March 31, 1999 and GTE Data Services GMBH and National Telecommunications Company representing 48% and 43%, respectively, for the year ended March 31, 1998. The accounts receivable for these customers accounted for 0% and 100% of the total accounts receivable at March 31, 1999 and 1998, respectively.

Note 11 - Foreign Operations

During the fiscal year ended March 31, 1998, the Company formed a wholly owned subsidiary, Cyber Digital (India) Private Limited, under the rules and regulations of the Government of India. The subsidiary has not begun operations and has no assets as of March 31, 1999 and 1998.

Note 12 - Subsequent Events

Preferred Stock Conversion

During April 1999, all of the Company's outstanding Series B-1 preferred stock in accordance with terms discussed in Note 7 (2,420 shares) was converted into 861,230 shares of the Company's common stock.

New Contract

In April 1999, the Company signed a reseller agreement with AT & T Corporation. Under the terms and conditions of this agreement, the Company will have the right to market "AT & T Business IP Services" and "AT & T Managed Internet Services" for a period of one year which shall automatically renew for additional one year terms at the discretion of either party.

Private Placement

On May 28, 1999, the Company designated 1,200 of the 10,000,000 authorized preferred shares as Series C. On July 12, 1999, the Company closed on a private placement of 310 of the 1,200 shares priced at $1,000 per share for a total of $310,000.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  July 12,1999

                                                CYBER DIGITAL, INC.


                                                By: /s/ J.C. Chatpar
                                                    -------------------
                                                    J.C. Chatpar

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

Signature                       Title                              Date
---------                       -----                              ----

/s/ J.C. Chatpar                Chairman of the Board, President   July 12, 1999
------------------              and Chief Executive Officer
     J.C. Chatpar               (Principal Executive, Accounting
                                and Financial Officer)


/s/ Jack P. Dorfman            Secretary and Director              July 12, 1999
--------------------
     Jack P. Dorfman

/s/ Jatinder Wadhwa            Treasurer and Director              July 12, 1999
-------------------
     Jatinder Wadhwa

/s/ Terry Jones                Director                            July 12, 1999
-------------------
     Terry Jones

/s/  Khushi Nichani            Director                            July 12, 1999
-------------------
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

10.5 Cyber Digital, Inc. 1997 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.5 to the Company's Annual Report of Form 10-KSB for the fiscal year ended March 31, 1998).

10.6 Contractor Agreement between the Company and GTE Data Services GmbH, dated as of December 9, 1997 (incorporated herein by reference to Exhibit 10.6 to the Company's Annual Report of Form 10-KSB for the fiscal year ended March 31, 1998).

27    Financial Data Schedule.