Form 10QSB
period 1999-06-30
CYBER DIGITAL INC
filed 1999-08-06
CIK 721295

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

 X       ANNUAL REPORT UNDER SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended June 30, 1999

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from____ to____

                          Commission File No.: 0-13992

                               CYBER DIGITAL, INC.
                 (Name of small business issuer in its charter)

               New York                                        11-2644640
               --------                                        ----------
    (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                          Identification No.)

  400 Oser Avenue, Hauppaupge, New York                            11788
  -------------------------------------                            -----
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

The number of shares of stock outstanding at June 30, 1999: 18,247,283 shares of Common Stock; par value $.01 per share.

                               CYBER DIGITAL, INC.
                                 BALANCE SHEETS

                                                     June 30,         March 31,
                                                       1999             1999
                                                   (Unaudited)        (Audited)
                                                   -----------        ---------
Current Assets

   Cash and cash equivalents                         $   107,290    $    246,832
   Accounts Receivable                                       -0-             -0-
   Inventories                                           484,686         482,633
   Prepaid and other current assets                       34,763          29,190
                                                     -----------    ------------
                 Total Current Assets                $   626,739    $    758,655
                                                     -----------    ------------

Property and Equipment, Net

   Equipment                                         $   368,484    $    366,396
   Furniture and Fixtures                                 68,271          68,271
   Leasehold Improvements                                  4,786           4,786
                                                     -----------    ------------
                                                     $   441,541    $    439,453
   Accumulated depreciation                              207,043         188,644
                                                     -----------    ------------

               Total Property and Equipment          $   234,498    $    250,809
                                                     -----------    ------------


Other Assets                                         $     4,800    $     14,350
                                                     -----------    ------------

                                                     $   866,037    $  1,023,814
                                                     ===========    ============

         The accompanying notes are an integral part of these statements

                               CYBER DIGITAL, INC.
                                 BALANCE SHEETS

                                                                                                June 30,       March 31,
                                                                                                  1999           1999
                                                                                              (Unaudited)      (Audited)
                                                                                              -----------      ---------
LIABILITIES AND SHAREHOLDERS'  EQUITY
Current Liabilities
   Accounts payable, accrued expenses, and taxes                                               $   74,059    $  123,981
                                                                                               ----------    ----------
                     Total Current Liabilities                                                 $   74,059    $  123,981
                                                                                               ----------    ----------
Commitments and Contingencies
Shareholders' Equity
   Preferred stock - $.05 par value; cumulative, convertible and participating; authorized 10,000,000 shares
       Series A; issued and outstanding - none at June 30, 1999
         and March 31, 1999                                                                           -0-            -0-
       Series B-1 issued and outstanding none at June 30, 1999
        and 2,420 shares at March 31, 1999                                                            -0-           121
       Series B-2 issued and outstanding - none at June 30, 1999
         and March 31, 1999                                                                           -0-            -0-
       Series C issued and outstanding - 210 shares at June 30,
         1999 and none March 31, 1999                                                                  10            -0-
   Common stock - $.01 par value; authorized 30,000,000
     shares; issued and outstanding 18,247,283 shares
       at June 30, 1999 and 17,386,053 at March 31, 1999,
       respectively                                                                               182,473       173,861
   Additional paid-in capital                                                                  14,363,263    14,161,764
   Accumulated deficit                                                                        (13,753,768)  (13,435,913)
                                                                                               ----------    ----------
                                                                                               $  791,978    $  899,833
                                                                                               -----------   ----------
                                                                                               $  866,037    $1,023,814
                                                                                               ==========    ==========

         The accompanying notes are an integral part of these statements

                               CYBER DIGITAL, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                   Three months ended
                                                                        June 30,
                                                                  1999            1998
                                                           ---------------   -------------

Net Sales                                                  $           -0-   $       81,380
Cost of Sales                                                      16,481           130,750
                                                           --------------    --------------
   Gross Loss                                              $      (16,481)   $     (49,370)
                                                           ---------------   --------------
Operating Expenses
   Selling, general and administrative expenses            $      200,969    $      527,121
   Research and development                                       101,692           107,982
                                                           --------------    --------------
Total Operating Expenses                                   $      302,661    $      635,103
                                                           --------------    --------------
Loss from Operations                                       $     (319,142)   $     (684,473)
Other Income, net                                                   1,285            26,357
                                                           --------------    --------------
Net Loss                                                   $    (317,857)    $    (658,116)
                                                           --------------    -------------
Earnings (loss) per common and common equivalent
   share Net earnings (loss) per common and common
   equivalent share                                        $       (0.02)    $       (0.04)
                                                           =============     =============
Weighted average number of common shares outstanding          18,247,283        17,312,550
                                                           =============     =============

         The accompanying notes are an integral part of these statements

                               CYBER DIGITAL, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                  Three months ended
                                                                                       June 30,
                                                                                1999               1998
                                                                           -----------------  --------------
Cash Flows from Operating Activities
   Net loss                                                                $    (317,857)     $    (658,116)
   Adjustments to reconcile net loss to
       net cash used in operating activities:
     Depreciation                                                                 18,314             14,996
     Amortization                                                                     85                 -0-
(Increase) decrease in operating assets:
       Accounts receivable                                                          (800)           (19,577)
       Inventories                                                                (2,053)                -0-
       Prepaid expenses                                                            4,777             15,129
       Other assets                                                                   -0-              (649)
     Increase (decrease) in operating liabilities:
       Accounts payable and accrued expenses                                     (49,922)           (88,222)
                                                                           -------------      --------------
                  Net Cash Used in Operating Activities                    $    (347,456)     $    (736,439)
                                                                           --------------     --------------
Cash Flows from Investing Activities
   Purchase of equipment                                                   $      (2,088)     $     (16,890)
                                                                           --------------     --------------
                  Net Cash Used in Investing Activities                    $      (2,088)     $     (16,890)
                                                                           --------------     --------------
Cash Flows from Financing Activities
   Issuance of preferred stock                                             $     210,000      $          -0-
                                                                           -------------      --------------
          Net Cash Provided by  Financing Activities                       $     210,000      $          -0-
                                                                           -------------      --------------
                  Net Decrease in Cash and Cash Equivalents                $   (139,544)      $    (753,329)
Cash and Cash Equivalents at Beginning of Period                                 246,834          2,436,473
                                                                           -------------      -------------
                  Cash and Cash Equivalents at End of Period               $     107,290      $   1,683,144
                                                                           =============      =============
Supplemental  Disclosures of Cash Flow  Information
  Cash paid during the period for:
    Income taxes                                                           $       4,424      $       4,140
                                                                           =============      =============

         The accompanying notes are an integral part of these statements

                               CYBER DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending March 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the fiscal year ended March 31, 1999.

NOTE 2 - INVENTORIES

Inventory of purchased parts for eventual resale to customers are valued at the lower of cost or market, as determined by the first-in, first-out (FIFO) method and consisted of the following:

                                 June 30, 1999            March 31, 1999
                                 -------------            --------------
       Raw Materials             $   347,077             $    345,024
       Finished Goods                137,609                  137,609
                                     -------                  -------
                                 $   484,686             $    482,633
                                     =======                  =======

NOTE 3 - FINANCING ACTIVITY

On April 14, 1999, all of the Company's outstanding Series B-1 Preferred Stock was converted into 861,230 shares of the Company's Common Stock at a conversion price of $2.89 per share. During the period ended June 30, 1999, the Company concluded a private placement of its Series C Preferred Stock and accompanying warrants to accredited investors and received net proceeds of approximately
$210,000. The Series C Preferred Stock was issued without registration in reliance on Section 4(2) of the Securities Act of 1933, as amended.

NOTE 4 - SUBSEQUENT EVENTS

On July 12, 1999, the Company closed on a private placement of an additional 100 shares of Series C Preferred Stock and accompanying warrants to an accredited investor priced at $1,000 per share for a total of $100,000. As of July 12, 1999 there were 310 shares of Series C Preferred Stock issued and outstanding. The Series C Preferred Stock was issued without registration in reliance on Section 4(2) of the Securities Act of 1933, as amended.

                                     PART 1

                      Management's Discussion and Analysis
                Of Financial Condition and Results of Operations

Overview

During the year ended March 31, 1999 ("Fiscal 1999"), we made a strategic shift to enter the fast growing, lucrative high-speed internet access market. We rapidly developed our Cyber Business Internet Gateway (CBIG) and Cyber Internet Access Network (CIAN) switch. We forged an alliance with AT&T Corporation to become a provider of high-speed internet access and to create Virtual Private Networks (VPN) for businesses using our Internet Protocol (IP) Frame Relay based "broadband" technology. We have recently developed our Internet Protocol (IP) Frame Relay infrastructure equipment to piggyback on AT&T's rapid deployment of an Internet Protocol (IP) Frame Relay based "broadband" internet backbone. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the fiscal year ended March 31, 1999. Readers are cautioned not to place undue reliance on these forward-looking statements, as refered to in the annual Form 10-KSB for the fiscal year ended March 31, 1999, which speak only as of the date hereof.

Results of Operations

Net sales for the quarter ended June 30, 1999 were zero as compared to $81,380 for the quarter ended June 30, 1998. The Company discontinued direct sales in connection with its strategic shift to the high speed internet access and Virtual Private Network (VPN) service provision business. The Company's shift in business focus was in process during the quarter ended June 30, 1999 and produced no sales. Gross profit (loss) for the quarter ended June 30, 1999 was $(16,481) or (100%) of net sales as compared to $(49,370) or (61%) of net sales for the quarter ended June 30, 1998. Fluctuations in gross profit margins are primarily attributable to price changes, changes in sales mix by product or distribution channel. Selling, general and administrative expenses decreased by $326,152 or 62% to $200,969 in the quarter ended June 30, 1999 as compared to $527,121 in the quarter ended June 30, 1998, primarily due to decreases in sales and service expenses. This has resulted from the Company's recent decision to grow its business through strategic alliances and indirect sales channel distribution. Research and development expenses for the quarter ended June 30, 1999 were $101,692 as compared to $107, 982 for the quarter ended June 30, 1998. Net loss for the quarter ended June 30, 1999 was $(317,857) or $(.02) per share as compared to $(658,116) or $(.04) per share for the quarter ended June 30, 1998.

Liquidity and Capital Resources

Total working capital decreased by $81,994 to $552,680 for the quarter ended June 30, 1999 from $634,674 for the period ended March 31, 1999. The current ratio, which is a ratio of current assets to current liabilities, increased to
8.4 to 1 as at June 30, 1999 from 6.1 to 1 as at March 31, 1999. Current levels of inventory are adequate to meet short-term sales. There were no significant capital expenditures in the quarter ended June 30, 1999, and none are planned for the next quarter. Due to the completion of the Series A, Series B and Series C Preferred Stock transactions, and together with expected cash flow from operations, the Company believes its liquidity will be sufficient to meets its needs for the next 12 months.

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


                                     PART II

ITEM 1.  Legal Proceedings.

On or about August 5, 1996, Brockington Securities, Inc. ("Brockington") commenced an action, in the Supreme Court of the State of New York, County of Suffolk, against the Company for wrongful termination of a purported agreement for investment banking services. Brockington is seeking damages in the amount of
(1) $775,000 based upon the alleged net aggregate value of the shares of the Company's common stock, par value $.01 per share (the "Common Stock"), upon which Brockington alleges it had option and (2) $1 million for the alleged wrongful termination.

The Company has asserted counterclaims based upon Brockington's wrongful conduct and is seeking damages in the amount of $428,000 or, in the alternative, recission of the alleged contract and the return of the 100,000 shares previously issued Brockington.

The Company believes that Brockington's claims are without merit and intends to vigorously defend its position.

ITEM 2.  Changes in Securities and Use of Proceeds.

As of the date hereof, the Company sold 310 shares of its Series C Preferred Stock, par value $.05 per share, and accompanying warrants to accredited investors at $1,000 per share for an aggregate proceeds of $310,000. In connection with this placement, the Company issued warrants to accredited investors to purchase an aggregate of 12,710 shares of the Company's Common Stock, par value $.01 per share, at an exercise price of $6.00 per share. The Series C Preferred Stock was issued without registration in reliance on Section 4(2) of the Securities Act of 1933, as amended.

The Company intends to use the proceeds received from this placement for working capital purposes.

ITEM 3.  Defaults on Senior Securities.

         None.


ITEM 4.  Submission of Matters to a Vote of Security Holders.

         None.

ITEM 5.  Other Information.

ITEM 6.  Exhibits and Reports in Form 8-K.

A)       Exhibits

         3.3 Certificate of Amendment of the Certificate of Incorporation of Cyber Digital, Inc. filed on June 17, 1999 with the Secretary of State of the State of New York.

         27   Financial Data Schedule.

B)       Reports on Form 8-K

     No reports on Form 8-K were filed by the Registrant for the three months ended June 30, 1999.



                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      CYBER DIGITAL, INC.


DATED:  August 6, 1999                By: \s\ J.C. Chatpar
                                          ------------------------------
                                      Chairman of the Board,
                                      President, Principal Financial
                                      Officer and Chief Executive Officer