Form 10QSB
period 1999-09-30
CYBER DIGITAL INC
filed 1999-11-05
CIK 721295

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


|X|      ANNUAL REPORT UNDER SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended September 30, 1999
                                                  --------

|_|      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______to________

                          Commission File No.: 0-13992
                                               -------

                               CYBER DIGITAL, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

        New York                                         11-2644640
-------------------------------                       ----------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)


400 Oser Avenue, Hauppauge, New York                        11788
------------------------------------                        -----
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

Yes X    No

The number of shares of stock outstanding at September 30, 1999: 18,467,283 shares of Common Stock; par value $.01 per share.

                               CYBER DIGITAL, INC.
                                 BALANCE SHEETS


                                                       September 30,   March 31,
                                                           1999          1999
                                                        (Unaudited)    (Audited)

Current Assets

   Cash and cash equivalents                            $2,788,550    $  246,832
   Accounts receivable                                         -0-           -0-
   Inventories                                             492,965       482,633
   Prepaid and other current assets                         27,725        29,190
                                                        ----------    ----------

              Total Current Assets                      $3,309,240    $  758,655
                                                        ----------    ----------

Property and Equipment

   Equipment                                            $  371,862    $  366,396
   Furniture and Fixtures                                   68,271        68,271
   Leasehold Improvements                                    4,786         4,786
                                                        ----------    ----------
                                                        $  444,919    $  439,453
   Accumulated depreciation                                224,687       188,644
                                                        ----------    ----------

              Total Property and Equipment, Net         $  220,232    $  250,809
                                                        ----------    ----------


Other Assets                                            $   14,350    $   14,350
                                                        ----------    ----------

                                                        $3,543,822    $1,023,814
                                                        ==========    ==========

         The accompanying notes are an integral part of these statements

                               CYBER DIGITAL, INC.
                                 BALANCE SHEETS

                                                                         September 30,     March 31,
                                                                             1999            1999
                                                                          (Unaudited)      (Audited)
LIABILITIES AND SHAREHOLDERS'  EQUITY

Current Liabilities
   Accounts payable, accrued expenses, and taxes                          $    166,585    $    123,981
                                                                          ------------    ------------

                                              Total Current Liabilities   $    166,585    $    123,981
                                                                          ------------    ------------

Commitments and Contingencies

Shareholders' Equity
   Preferred stock - $.05 par value; cumulative, convertible and participating; authorized 10,000,000 shares
       Series A; issued and outstanding - none at September 30, 1999
         and March 31, 1999                                                        -0-             -0-
       Series B-1 issued and outstanding none at September 30, 1999
        and 2,420 shares at March 31, 1999                                         -0-             121
       Series B-2 issued and outstanding - none at September 30, 1999
         and March 31, 1999                                                        -0-             -0-
       Series C issued and outstanding - 310 shares at September 30,
         1999 and none at March 31, 1999                                            16             -0-
       Series D-1 issued and outstanding - 3,000 shares at September
           30, 1999 and none at March 31, 1999                                     150             -0-
  Common stock - $.01 par value; authorized 30,000,000
     shares; issued and outstanding 18,467,283 shares
     at September 30, 1999 and 17,386,053 at March 31, 1999,
     respectively                                                              184,673         173,861
   Additional paid-in capital                                               17,418,507      14,161,764
   Accumulated deficit                                                     (14,226,109)    (13,435,913)
                                                                          ------------    ------------

                                                                          $  3,377,237    $    899,833
                                                                          ------------    ------------

                                                                          $  3,543,822    $  1,023,814
                                                                          ============    ============

         The accompanying notes are an integral part of these statements

                               CYBER DIGITAL, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                           Three months ended
                                                                              September 30,
                                                                           1999               1998
                                                                       ------------    ------------
Net Sales                                                              $        -0-    $    182,679

Cost of Sales                                                                   -0-         144,260


   Gross Profit                                                        $        -0-    $     38,419
                                                                       ------------    ------------


Operating Expenses

   Selling, general and administrative expenses                        $    342,775    $    410,474
   Research and development                                                 130,730         197,406
                                                                       ------------    ------------

Total Operating Expenses                                               $    473,505    $    607,880
                                                                       ------------    ------------


Loss from Operations                                                   $   (473,505)   $   (569,461)

Other Income, net                                                             1,156          17,426
                                                                       ------------    ------------


Net Loss                                                               $   (472,349)   $   (552,035)
                                                                       ------------    ------------

Net Loss Per Share of Common Stock
   Net Loss-Basic                                                      $      (0.03)   $      (0.03)
                                                                       ============    ============
   Net Loss-Diluted                                                    $      (0.03)   $      (0.03)
                                                                       ============    ============

Weighted average number of common shares outstanding                     18,016,873      17,386,053
                                                                       ============    ============

         The accompanying notes are an integral part of these statements

                               CYBER DIGITAL, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                            Six months ended
                                                                             September 30,

                                                                          1999            1998
                                                                       ------------    ------------
Net Sales                                                              $        -0-    $    264,060


Cost of Sales                                                                   -0-         275,009


   Gross Loss                                                          $        -0-    $    (10,949)
                                                                       ------------    ------------


Operating Expenses

   Selling, general and administrative expenses                        $    575,488    $    872,005
   Research and development                                                 217,149         370,979
                                                                       ------------    ------------

Total Operating Expenses                                               $    792,637    $  1,242,984
                                                                       ------------    ------------


Loss from Operations                                                   $   (792,637)   $ (1,253,933)

Other Income, net                                                             2,441          43,783
                                                                       ------------    ------------


Net Loss                                                               $   (790,196)   $ (1,210,150)
                                                                       ------------    ------------

Net Loss Per Share of Common Stock
   Net Loss-Basic                                                      $      (0.04)   $      (0.07)
                                                                       ============    ============
   Net Loss-Diluted                                                    $      (0.04)   $      (0.07)
                                                                       ============    ============

Weighted average number of common shares outstanding                    18,016,873      17,386,053
                                                                       ============    ============

         The accompanying notes are an integral part of these statements

                               CYBER DIGITAL, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                             Six months ended
                                                                                              September 30,

                                                                                           1999          1998
                                                                                       -----------    ----------
Cash Flows from Operating Activities
   Net loss                                                                            $  (790,196)   $(1,210,150)
   Adjustments to reconcile net loss to
       net cash used in operating activities:
     Depreciation                                                                           35,873         32,408
     Amortization                                                                              170            216
(Increase) decrease in operating assets:
       Accounts receivable                                                                     -0-       (109,007)
       Inventories                                                                         (10,332)           -0-
       Prepaid expenses                                                                      1,465         17,462
       Other assets                                                                            -0-           (649)
     Increase (decrease) in operating liabilities:
       Accounts payable and accrued expenses                                                42,604        (31,278)
                                                                                       -----------    -----------

                                               Net Cash Used in Operating Activities   $  (720,416)   $(1,300,998)
                                                                                       -----------    -----------

Cash Flows from Investing Activities
   Purchase of equipment                                                               $    (5,466)   $   (83,382)
   Purchase of leasehold improvements                                                          -0-         (1,000)
                                                                                       -----------    -----------

                                               Net Cash Used in Investing Activities   $    (5,466)   $   (84,382)
                                                                                       -----------    -----------

Cash Flows from Financing Activities
   Issuance of preferred stock                                                         $ 3,010,000    $       -0-
   Issuance of common stock                                                                257,600            -0-
                                                                                       -----------    -----------

          Net Cash Provided by Financing Activities                                    $ 3,267,600    $       -0-
                                                                                       -----------    -----------

           Net Increase (Decrease) in Cash and Cash Equivalents                        $ 2,541,718    $(1,385,380)

Cash and Cash Equivalents at Beginning of Period                                           246,832      2,436,473
                                                                                       -----------    -----------

               Cash and Cash Equivalents at End of Period                              $ 2,788,550    $ 1,051,093
                                                                                       ===========    ===========

Supplemental Disclosures of Cash Flow Information Cash paid during the period for:
     Income taxes                                                                      $     4,424            -0-
                                                                                       ===========    ===========

         The accompanying notes are an integral part of these statements

                               CYBER DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending March 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the fiscal year ended March 31, 1999.

NOTE 2 - INVENTORIES

Inventory of purchased parts for eventual resale to customers are valued at the lower of cost or market, as determined by the first-in, first-out (FIFO) method and consisted of the following:

                                     September 30, 1999           March 31, 1999
                                     ------------------           --------------
            Raw Materials        $        355,356            $       345,024
            Finished Goods                137,609                    137,609
                                          -------                    -------
                                 $        492,965            $       482,633
                                          =======                    =======


NOTE 3 - FINANCING ACTIVITY

On April 14, 1999, all of the Company's outstanding Series B-1 Preferred Stock was converted into 861,230 shares of the Company's Common Stock at a conversion price of $2.89 per share.

On May 28, 1999, the Company designated 1,200 of the 10,000,000 authorized shares of Preferred Stock as Series C. On June 7, 1999, the Company concluded a private placement of 210 of the 1,200 shares of its Series C Preferred Stock and accompanying warrants to accredited investors priced at $1,000 per share for a total of $210,000. On July 12, 1999, the Company closed on a private placement of an additional 100 shares of Series C Preferred Stock and accompanying warrants to an accredited investor priced at $1,000 per share for a total of $100,000. As of July 12, 1999 there were 310 shares of Series C Preferred Stock issued and outstanding. The Series C Preferred Stock was issued without registration in reliance on Section 4(2) of the Securities Act of 1933, as amended. No Further issuance of Series C Preferred Stock are contemplated by the Company.

On September 30, 1999, the Company concluded a private placement of 3,000 shares of its Series D1 Preferred Stock and accompanying warrants to an accredited institutional investor priced at $1,000 per share for an aggregate amount of $3,000,000. Subject to certain conditions, the institutional investor is also required to buy and the Company is required to sell additional shares of the Series D1 Preferred Stock and accompanying warrants for an aggregate amount of $2,000,000.

                                     PART 1
                                     Item 2
                      Management's Discussion and Analysis
                Of Financial Condition and Results of Operations


Overview

During the year ended March 31, 1999 ("Fiscal 1999"), we made a strategic shift to enter the fast growing, lucrative high-speed internet access market. We rapidly developed our Cyber Business Internet Gateway (CBIG) and Cyber Internet Access Network (CIAN) switch. We forged an alliance with AT&T Corporation to become a provider of high-speed internet access and to create Virtual Private Networks (VPN) for businesses using our Internet Protocol (IP) Frame Relay based "broadband" technology. We have recently developed our Internet Protocol (IP) Frame Relay infrastructure equipment to piggyback on AT&T's rapid deployment of Internet Protocol (IP) Frame Relay based "broadband" internet backbone. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the fiscal year ended March 31, 1999. Readers are cautioned not to place undue reliance on these forward-looking statements, as referred to in the annual Form 10-KSB for the fiscal year ended March 31, 1999, which speak only as of the date hereof.

Results of Operations

For Three Months Ended September 30, 1999

Net sales for the quarter ended September 30, 1999 were zero as compared to $182,679 for the quarter ended September 30, 1998. The Company discontinued direct sales in connection with its strategic shift to the high speed internet access and Virtual Private Network (VPN) service provision business. The Company's shift in business focus continued through the quarter ended September 30, 1999 and produced no sales. Gross profit for the quarter ended September 30, 1999 was zero of net sales as compared to $38,419 of net sales for the quarter ended September 30, 1998. Fluctuations in gross profit margins are primarily attributable to price changes, changes in sales mix by product or distribution channel. Selling, general and administrative expenses decreased $67,699 or 16% to $342,775 in the quarter ended September 30, 1999 as compared to $410,474 in the quarter ended September 30, 1998, primarily due to decreases in sales and service expenses. Research and development expenses for the quarter ended September 30, 1999 were $130,730 as compared to $197,406 for the quarter ended September 30, 1998. Net loss for the quarter ended September 30, 1999 was $(472,349) or $(.03) per share as compared to $(552,035) or $(.03) per share for the quarter ended September 30, 1998.

For Six Months Ended September 30, 1999

Net sales for the six month period ended September 30, 1999 were zero as compared with $264,060 for the period ended September 30, 1998. The Company discontinued direct sales in connection with its strategic shift to the high speed internet access and Virtual Private Network (VPN) service provision business. The Company's shift in business focus continued through the quarter ended September 30, 1999 and produced no sales. Gross profit (loss) for the period ended September 30, 1999 was zero of net sales as compared to $(10,949) or (4%) of net sales for the period ended September 30, 1998. Selling, general and administrative expenses decreased $296,517 or 34% to $575,488 for the period ended September 30, 1999 as compared to $872,005 the period ended September 30, 1998. Research and development expenses for the period ended September 30, 1999 were $217,149 as compared to $370,979 for the period ended September 30, 1998. Net loss for the period ended September 30, 1999 was $(790,196) or $(0.04) per share as compared to $(1,210,150) or ($0.07) per share for the period ended September 30, 1999.

                      Management's Discussion and Analysis
                Of Financial Condition and Results of Operations


Liquidity and Capital Resources

Total working capital increased $2,507,981 to $3,142,655 for the quarter ended September 30, 1999 from $634,674 for the period ended March 31, 1999. The current ratio increased to 19.9 to 1 as at September 30, 1999 from 6.1 to 1 as at March 31, 1999. Current levels of inventory are adequate to meet short term sales. There were no significant capital expenditures in the quarter ended September 30, 1999. Due to the completion of the Series A, Series B, Series C and Series D1 Preferred Stock transactions, expected exercise of options and warrants and together with expected cash flow from operations, the Company believes its liquidity will be sufficient to meets its needs for the next 12 months. The Company believes that, if needed, it will be able to obtain additional funds required for future needs.

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

ITEM 1 - Legal Proceedings

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


ITEM 2 - Changes in Securities and Use of Proceeds

As of the date hereof, the Company sold 310 shares of its Series C Preferred Stock, par value $.05 per share, and accompanying warrants to accredited investors at $1,000 per share for an aggregate proceeds of $310,000. In connection with this placement, the Company issued warrants to accredited investors to purchase an aggregate or 12,710 shares of the Company's Common Stock, par value $.01 per share, at an exercise price of $6.00 per share.

As of the date hereof, the Company sold 3,000 shares of its Series D1 Preferred Stock, par value $.05 per share, and accompanying warrants to an accredited institutional investor at $1,000 per share for an aggregate proceeds of $3,000,000, less $300,000 for underwriting fees. In connection with this placement, the Company issued warrants to the accredited institutional investor to purchase an aggregate of 190,678 shares of the Company's Common Stock, par value $.01 per share, at an exercise price of $5.70 per share. In connection with this transaction, the Zanett Securities Corporation, financial advisor to the Company, has been issued a warrant to purchase 30,000 shares of the Company's Common Stock, par value $.01 per share, at an exercise price of $5.70 per share.

The Company intends to use the proceeds received from these placements to (i) fund the capital expenditure incurred in the deployment of a high-speed Internet infrastructure network, which is comprised of the Company's Cyber business Internet Gateways and Cyber Internet Access Network switches, as is planned for rollout in New York City and Boston, (ii) accelerate marketing and indirect sales force expansion efforts, and (iii) fund the working capital needs.

ITEM 3 - Defaults on Senior Securities.

None.

ITEM 4 - Submission of Matters to a Vote of Security Holders

None.

                               CYBER DIGITAL, INC.


PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS IN FORM 8-K

A) Exhibits

     27 Financial Data Schedule.

B) Reports on Form 8-K

     Report on Form 8-K was filed by the Registrant on October 8, 1999.

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         CYBER DIGITAL, INC.


DATED:  November 4, 1999                 By: \s\ J.C. Chatpar
                                             ----------------
                                         Chairman of the Board,
                                         President, Principal Financial
                                         Officer and Chief Executive Officer