Form 10QSB
period 1999-12-31
CYBER DIGITAL INC
filed 2000-02-14
CIK 721295

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


 [X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended December 31, 1999

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

Yes [X]    No__

The number of shares of stock outstanding at December 31, 1999: 18,526,136 shares of Common Stock; par value $.01 per share.

                               CYBER DIGITAL, INC.
                                 BALANCE SHEETS

                                             December 31,        March 31,
                                                1999               1999
                                             (Unaudited)         (Audited)
                                             -----------         ---------
Current Assets

   Cash and cash equivalents              $   2,205,843       $     246,832
   Accounts receivable                              -0-                 -0-
   Inventories                                  511,151             482,633
   Prepaid and other current assets              24,579              29,190
                                          -------------       -------------

      Total Current Assets                $   2,741,573       $     758,655
                                          -------------       -------------

Property and Equipment

   Equipment                              $     373,987       $     366,396
   Furniture and Fixtures                        70,177              68,271
   Leasehold Improvements                         4,786               4,786
                                          -------------       -------------
                                          $     448,950       $     439,453
   Accumulated depreciation                     242,563             188,644
                                          -------------       -------------

      Total Property and Equipment, Net   $     206,387       $    250,809
                                          -------------       -------------

Other Assets                              $      21,750       $      14,350
                                          -------------       -------------

                                          $   2,969,710       $   1,023,814
                                          =============       =============

         The accompanying notes are an integral part of these statements


                               CYBER DIGITAL, INC.
                                 BALANCE SHEETS
                                                                                             December 31,     March 31,
                                                                                                1999            1999
                                                                                             (Unaudited)      (Audited)
                                                                                             -----------      ---------
LIABILITIES AND SHAREHOLDERS'  EQUITY

Current Liabilities
   Accounts payable, accrued expenses,
   and taxes                                                                                 $     79,473    $   123,981
                                                                                             ------------    -----------

   Total Current Liabilities                                                                 $     79,473    $   123,981
                                                                                             ------------    -----------
Commitments and Contingencies

Shareholders' Equity
   Preferred stock - $.05 par value; cumulative, convertible and participating; authorized 10,000,000 shares
       Series A; issued and outstanding - none at December 31, 1999
         and March 31, 1999                                                                            -0-            -0-
       Series B-1 issued and outstanding none at December 31, 1999
        and 2,420 shares at March 31, 1999                                                             -0-           121
       Series B-2 issued and outstanding - none at December 31, 1999
         and March 31, 1999                                                                            -0-            -0-
       Series C issued and outstanding - 310 shares at December 31,
         1999 and none at March 31, 1999                                                               16             -0-
       Series D1 issued and outstanding - 2,806 shares at December 31
           31, 1999 and none at March 31, 1999                                                        140             -0-
  Common stock - $.01 par value; authorized 30,000,000
     shares; issued and outstanding 18,526,136 shares
     at December 31, 1999 and 17,386,053 at March 31, 1999,
     respectively                                                                                 185,261        173,861
   Additional paid-in capital                                                                  17,421,057     14,161,764
   Accumulated deficit                                                                        (14,716,237)   (13,435,913)
                                                                                             -------------   ------------
                                                                                             $  2,890,237    $   899,833
                                                                                             -------------   ------------
                                                                                             $  2,969,710    $ 1,023,814
                                                                                             =============   ============

         The accompanying notes are an integral part of these statements

                               CYBER DIGITAL, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       Three months ended
                                                          December 31,
                                                       1999            1998
                                                  -----------     ------------
Net Sales                                         $       -0-     $     15,866

Cost of Sales                                             -0-           23,789

   Gross Loss                                     $       -0-     $     (7,923)
                                                  -----------     -------------
Operating Expenses

   Selling, general and administrative
   expenses                                       $   404,357     $    343,225
   Research and development                           111,263          187,310
                                                  -----------     ------------
Total Operating Expenses                          $   515,620     $    530,535
                                                  -----------     ------------

Loss from Operations                              $  (515,620)    $   (538,458)

Other Income, net                                      28,620           10,023
                                                  ------------    ------------
Net Loss                                          $  (487,000)    $   (528,435)
                                                  ------------    -------------
Net Loss Per Share of Common Stock
   Net Loss-Basic                                 $     (0.03)    $      (0.03)
                                                  ============    =============
   Net Loss-Diluted                               $     (0.03)    $      (0.03)
                                                  ============    =============
Weighted average number of common shares
  outstanding                                      18,486,901       17,386,053
                                                  ============    =============

         The accompanying notes are an integral part of these statements

                               CYBER DIGITAL, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       Nine months ended
                                                          December 31,
                                                        1999           1998
                                                   ------------   ------------
Net Sales                                          $        -0-   $    279,926

Cost of Sales                                               -0-        298,798

   Gross Loss                                      $        -0-   $    (18,872)
                                                   ------------   -------------
Operating Expenses

   Selling, general and administrative
   expenses                                        $ 1,012,926    $  1,348,928
   Research and development                            295,334         424,591
                                                   ------------   -------------
Total Operating Expenses                           $ 1,308,260    $  1,773,519
                                                   ------------   -------------
Loss from Operations                               $(1,308,260)   $ (1,792,391)

Other Income, net                                       31,065          53,806
                                                   ------------   -------------
Net Loss                                           $(1,277,195)   $ (1,738,585)
                                                   ------------   -------------
Net Loss Per Share of Common Stock
   Net Loss-Basic                                  $     (0.07)   $      (0.10)
                                                   ============   =============
   Net Loss-Diluted                                $     (0.07)   $      (0.10)
                                                   ============   =============
Weighted average number of common shares
outstanding                                          18,486,901     17,386,053
                                                   ============   =============

         The accompanying notes are an integral part of these statements

                               CYBER DIGITAL, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                       Nine months ended
                                                          December 31,
                                                        1999           1998
                                                   ------------   ------------
Cash Flows from Operating Activities
   Net loss                                       $(1,277,195)    $(1,738,585)
   Adjustments to reconcile net loss to
       net cash used in operating activities:
     Depreciation                                      53,459          51,115
     Amortization                                         459           1,365
(Increase) decrease in operating assets:
       Accounts receivable                                 -0-         16,372
       Inventories                                    (28,518)             -0-
       Prepaid expenses and other current assets        4,611          18,826
       Other assets                                    (7,400)           (649)
     Increase (decrease) in operating liabilities:
       Accounts payable and accrued expenses          (44,508)        (69,919)
                                                  ------------   -------------
     Net Cash Used in Operating Activities        $(1,299,092)   $ (1,721,475)
                                                  ------------   -------------
Cash Flows from Investing Activities
   Purchase of equipment                          $    (7,591)   $    (90,576)
   Purchase of furniture and fixtures                  (1,906)             -0-
   Purchase of leasehold improvements                      -0-         (1,866)
                                                  ------------   -------------
     Net Cash Used in Investing Activities        $    (9,497)   $    (92,442)
                                                  ------------   -------------
Cash Flows from Financing Activities
   Issuance of preferred stock Series D1          $ 3,010,000    $         -0-
   Issuance of common stock                           257,600              -0-
                                                  ------------   -------------
     Net Cash Provided by Financing Activities    $ 3,267,600    $         -0-
                                                  ------------   -------------
     Net Increase (Decrease) in Cash and
     Cash Equivalents                             $ 1,959,011    $ (1,813,917)

Cash and Cash Equivalents at Beginning
of Period                                             246,832       2,436,474
                                                  ------------   -------------
      Cash and Cash Equivalents at End
      of Period                                   $ 2,205,843    $    622,557
                                                  ============   =============

Supplemental  Disclosures of Cash Flow  Information
Cash paid during the period for:
     Income taxes                                 $     4,424    $         -0-
                                                  ============   ==============

         The accompanying notes are an integral part of these statements

                               CYBER DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ending March 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the fiscal year ended March 31, 1999.

NOTE 2 - INVENTORIES

Inventory of purchased parts for eventual resale to customers are valued at the lower of cost or market, as determined by the first-in, first-out (FIFO) method and consisted of the following:

                                      December 31, 1999         March 31, 1999
                                      -----------------         --------------
       Raw Materials                  $    373,542              $   345,024
       Finished Goods                      137,609                  137,609
                                           -------                  -------
                                      $    511,151              $   482,633
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

Results of Operations

For Three Months Ended December 31, 1999

Net sales for the quarter ended December 31, 1999 were zero as compared to $15,866 for the quarter ended December 31, 1998. The Company discontinued direct sales in connection with its strategic shift to the high speed Internet access and Virtual Private Network (VPN) service provision business. The Company's shift in business focus continued through the quarter ended December 31, 1999 and produced no sales. Gross loss for the quarter ended December 31, 1999 was zero of net sales as compared to $(7,923) of net sales for the quarter ended December 31, 1998. Fluctuations in gross profit margins are primarily attributable to price changes, changes in sales mix by product or distribution channel. Selling, general and administrative expenses increased $61,132 or 18% to $404,357 in the quarter ended December 31, 1999 as compared to $343,225 in the quarter ended December 31, 1998, primarily due to increases in marketing expenses. This has resulted from the Company's recent adoption to grow its business through strategic alliances and indirect sales channel distribution. Research and development expenses for the quarter ended December 31, 1999 were $111,263 as compared to $187,310 for the quarter ended December 31, 1998. Net loss for the quarter ended December 31, 1999 was $487,000 or $.03 per share as compared to $528,435 or $.03 per share for the quarter ended December 31, 1998.

For Nine Months Ended December 31, 1999

Net  sales  for the nine  month  period  ended  December  31,  1999 were zero as compared with $279,926 for the period ended December 31, 1998. The Company discontinued direct sales in connection with its strategic shift to the high speed Internet access and Virtual Private Network (VPN) service provision business. The Company's shift in business focus continued through the quarter ended December 31, 1999 and produced no sales. Gross loss for the period ended December 31, 1999 was zero of net sales as compared to $18,872 or 7% of net sales for the period ended December 31, 1998. Selling, general and administrative expenses decreased $336,002 or 25% to $1,012,926 for the period ended December 31, 1999 as compared to $1,348,928 the period ended December 31, 1998. Research and development expenses for the period ended December 31, 1999 were $295,334 as compared to $424,591 for the period ended December 31, 1998. Net loss for the period ended December 31, 1999 was $1,277,195 or $0.07 per share as compared to net loss of $1,738,585 or $0.10 per share for the period ended December 31, 1998.

                      Management's Discussion and Analysis
                Of Financial Condition and Results of Operations


Liquidity and Capital Resources

Total working capital increased $2,027,426 to $2,662,100 for the nine months ended December 31, 1999 from $634,674 for the period ended March 31, 1999. The current ratio increased to 35.0 to 1 as at December 31, 1999 from 6.1 to 1 as at March 31, 1999. Current levels of inventory are adequate to meet short term sales. There were no significant capital expenditures in the quarter ended December 31, 1999. Due to the completion of the Series A, Series B, Series C and Series D1 Preferred Stock transactions, expected exercise of options and warrants together with expected cash flow from operations, the Company believes its liquidity will be sufficient to meets its needs for the next 12 months. The Company believes that, if needed, it will be able to obtain additional funds required for future needs.

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

As of the date hereof, the Company sold 3,000 shares of its Series D1 Preferred Stock, par value $.05 per share, and accompanying warrants to an accredited institutional investor at $1,000 per share for an aggregate proceeds of $3,000,000, less $300,000 for underwriting fees. In connection with this placement, the Company issued warrants to the accredited institutional investor to purchase an aggregate of 190,678 shares of the Company's Common Stock, par value $.01 per share, at an exercise price of $5.70 per share. In connection with this transaction, the Zanett Securities Corporation, financial advisor to the Company, has been issued a warrant to purchase 30,000 shares of the Company's Common Stock, par value $.01 per share, at an exercise price of $5.70 per share. As of the date hereof, 194 shares of Series D1 Preferred Stock were converted into 58,853 shares of Common Stock.

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

                                                  CYBER DIGITAL, INC.


DATED:  February 11, 1999                         By: /s/ J.C. Chatpar
                                                      -----------------------
                                                  Chairman of the Board,
                                                  President, Principal Financial
                                                  Officer and Chief Executive
                                                  Officer