Form 10KSB
period 2000-03-31
CYBER DIGITAL INC
filed 2000-06-29
CIK 721295

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

|X|     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Fiscal Year Ended March 31, 2000
                                  --------------

|_|     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from          to
                                       --------     ---------

                          Commission File No.: 0-13992
                                               -------

                               CYBER DIGITAL, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

          New York                                        11-2644640
  -------------------------------                       ---------------
  (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                      Identification No.)


400 Oser Avenue, Hauppaupge, New York                       11788
--------------------------------------                      -----
  (Address of principal executive offices)                (Zip Code)

Issuer's telephone number: (631) 231-1200

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

        Yes  |X|  No |_|

        Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this Form 10-KSB, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year:  $6,497

        As of June 26, 1999, Registrant had 19,199,807 shares of Common Stock outstanding ($.01 par value). On that Date, the aggregate market value of the Common Stock held by persons other than those who may be deemed affiliates of Registrant was $13,043,550 (based on the last sale price reported on Nasdaq's over-the-counter market on such date).

        Transitional Small Business Disclosure Format (check one):

        Yes  |X|  No |_|

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

        We have provided a glossary of terms for your convenience beginning on page 17.

The Company

        Cyber Digital, Inc. (the "Company") was incorporated under the laws of the State of New York in 1983. We design, develop, manufacture, market and service our Internet Protocol (IP) Frame Relay or Private Line based infrastructure equipment for the high speed internet and Virtual Private Network
(VPN) applications including routers, gateways, firewalls and servers. We also design, develop, manufacture, market and service our high performance distributed, integrated packet and circuit digital switching systems, employing SS7 or C7 signaling, for both private and public switch data and voice network operators worldwide. Our systems enable network operators to provide cost effective internet access, data and voice communication services with minimal or no infrastructure cabling. Our systems are based on our proprietary software technology.

        Cyber Digital, Inc. has forged an alliance with AT&T Corporation ("AT&T") to provide high-speed internet access and to create Virtual Private Networks (VPN) for businesses using the Company's Internet Protocol (IP) Frame Relay or Private Line based "broadband" technology. We have recently developed our Internet Protocol (IP) Frame Relay or Private Line infrastructure equipment to piggyback on AT&T's rapid deployment of Internet Protocol (IP) based "broadband" internet backbone using either Frame Relay or Private Line platforms. In contrast, competing networks are constructed around "narrowband" technologies such as digital subscriber lines (DSL) modems and dial-up modems, which use the Incumbent Local Exchange Carrier's (ILEC) voice grade lines. We have designed our network to give our customers a high-speed broadband connection to the internet. We offer "modem-less" end-to-end Internet Protocol
(IP) connectivity and data integrity using our proprietary Cyber Business Internet Gateway (CBIG) located on the customer's premises. We believe that our systems are the only ones available with this capability.

        Cyber Business Internet Gateway (CBIG) delivers Internet Protocol (IP) Frame Relay or Private Line based high-speed symmetrical data transfer rates ranging from 64 Kbps to 1.5 Mbps compatible with AT&T's Internet Protocol (IP) backbone. Since Internet Protocol (IP) Frame Relay or Private Line packet switched technology is at least ten times more efficient and many million times more reliable than modem based technologies, a 64 Kbps Internet Protocol (IP) Frame Relay can out perform any digital subscriber lines (DSL) modem intended to operate at 640 Kbps and is ten times faster than any 56Kbps dial-up modem. For customers that subscribe at the 1.5 Mbps rate, our network provides symmetrical "true" transfer speeds at approximately 250 times the speed of the fastest dial-up modem and over 30 times the speed of integrated services digital network
(ISDN) lines. Through our packet-based network and Cyber Internet Access Network
(CIAN) router, multiple business users can simultaneously access the internet at a fixed committed bandwidth rate (CBR) and an "always on" basis. Beyond "true" high-speed access, our Internet Protocol (IP) Frame Relay or Private Line based gateway, Cyber Business Internet Gateway (CBIG), offers an ideal solution for virtual private networks (VPN) applications that require "firewall" capability. Cyber Business Internet Gateway's (CBIG) firewalls are created by use of Internet Protocol (IP) packet filtering, Internet Protocol (IP) masquerading and Internet Protocol (IP) tunneling and Internet Protocol encryption security (IPSec). Such firewall capabilities cannot be offered by "modem" based technologies.

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

        We made a strategic shift to the high speed internet access and Virtual Private Network (VPN) service provision business in November 1998. In April 1999, we proceeded with this shift in business by forging an alliance with AT&T. In conjunction with AT&T, we began marketing our high speed broadband internet service for businesses as part of a package of services that includes AT&T's internet backbone, which is provided through

AT&T's Managed Internet Service. Under the terms of our agreement with AT&T, we will resell AT&T's Managed Internet Service bundled with our own 1.5 Mbps Internet Protocol (IP) Frame Relay or Private Line based internet gateway i.e. Cyber Business Internet Gateway (CBIG) and Cyber Internet Access Network (CIAN). According to our agreement, AT&T will bring the internet backbone to commercial buildings that we mutually serve. Cyber Digital will build, operate and own the internet facilities in such buildings using its proprietary Cyber Business Internet Gateway (CBIG) and Cyber Internet Access Network (CIAN). Our agreement with AT&T provides that AT&T will make its Internet backbone available to us anywhere in the United States including the Commonwealth of Puerto Rico and the U.S. Virgin Islands. We believe that Cyber Digital, as a manufacturer and internet service provider, is the first company to have signed such an agreement with AT&T.

        We intend to implement a scalable nationwide network over the next ten years. We began offering commercial services in Boston in the spring of year 2000. We expect to begin services in New York city in the summer of year 2000. We intend to focus on New York and Boston markets only for the next two fiscal years. We intend to continue our network rollout into 31 additional markets beginning in the year 2002. Upon completion of this network expansion contemplated by year 2010, we anticipate providing services in 33 of the nation's largest metropolitan areas, which we believe, contain 60% of the nation's local area networks.

        Unlike digital subscriber line (DSL) modem technology, our services do not use Incumbent Local Exchange Carriers (ILEC) in any way. We expect the customer to deal only with us and AT&T. We expect AT&T to handle all regulatory compliance issues. Our Cyber Business Internet Gateway (CBIG) and Cyber Internet Access Network (CIAN) combination gives us the freedom to deploy internet access rapidly in alliance with AT&T. We believe that we will recognize significant savings from our bypass of the Incumbent Local Exchange Carrier's (ILEC) "narrowband" local loop. Based on these favorable factors, we believe that we will be able to achieve our goals of providing high-speed digital "broadband" internet service nationwide as planned. We believe that the digital broadband services will be the predominant services of the future.

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

o Emergence of Internet Protocol (IP) Frame Relay or Private Line packet switched "broadband" technology;

o       The need for "firewall" or data security by businesses; and

o       The 1996 Telecommunications Act, as amended.

Growing Demand for High-Speed Access to the Internet and Virtual Private
Networks

        The value of business-to-business (B2B) e-services sold through the Internet will grow from $8 billion in 1999 to $76 billion in 2003, according to industry analysts, International Data Corporation (IDC). Currently, business spending for connecting remote workers, branch offices and corporate headquarters to each other and to customers, suppliers and partners - either through the internet or VPN - is large and growing. IDC estimates that the investment in U.S. market for network service provision by digital "broadband" means will grow from $17 billion in 1999 to $32 billion by 2003. Much of that growth is expected to result from increased demand for e-mail, web hosting services, e-commerce, B2B e-services, software application services, IT and Web-site operations, real-time video services and applications.

Limitations of Dial-up and DSL Modems and Integrated Services Digital Networks
(ISDN)

        Only seven percent of buildings in the United States are currently connected to high-speed fiber rings, typically large buildings in metropolitan areas or clusters of buildings in regional campus parks. The vast majority of internet users access data networks through slow dial-up modems connected to the traditional circuit-switched public telephone network. These traditional dial-up modems create a bottleneck in data communications because the data-carrying capacity of the fastest commercially available dial-up modem is only 56 Kbps (and operates on the average at only 6.4 Kbps). The capacity of another alternative, an integrated services digital network (ISDN) line, is only 128 Kbps (and operates on the average at only 51.2 Kbps). While integrated services digital network (ISDN) technology provides improved capacity relative to dial-up modems, the cost of an ISDN solution is often prohibitive. The experimental capacity of another alternative, a digital subscriber line (DSL) modem based technology, ranges from 128 Kbps to 7.1 Mbps downstream and 64 Kbps upstream, in a laboratory environment. When implemented in the field, however, the fastest DSL modem offers bandwidth as low as 16 Kbps downstream. DSL technology is unproven and is very sensitive to the quality of the voice grade existing lines. DSL is based on analog voice modem technology and is therefore severely limited by the length of wire from an Incumbent Local Exchange Carrier's (ILEC) central office to a subscriber location; generally less than a few thousand feet. DSL lines require precision fine tuning of the voice grade lines. Since both dial-up and DSL modem technologies are inherently analog based transmission technologies, they cannot support packet switched data nor can they provide the mandatory "firewalls" for virtual private network (VPN) applications. These impairments are created by the Incumbent Local Exchange Carrier's (ILEC) existing voice grade lines and are incurable.

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

Emergence of Internet Protocol (IP) Frame Relay or Private Line Packet Switched "broadband" Technology

        Internet Protocol (IP) Frame Relay or Private Line is a packet switching based "broadband" technology that dramatically increases the data-carrying capacity over standard T1 carrier grade copper lines. It also dramatically increases the reliability of packet data transmission because of end-to-end Internet Protocol (IP) Frame Relay or Private Line data integrity and connectivity. AT&T's massive long distance network is a digital "broadband" network. AT&T has decided to deploy Internet Protocol (IP) Frame Relay or Private Line over carrier grade T1 lines as the only solution for businesses desiring to have high-speed internet access and to create enterprise-wide VPN. Since AT&T has already massively deployed T1 carrier grade network in all major cities nationwide, a broad network deployment can be implemented rapidly based on Internet Protocol (IP) Frame Relay or Private Line internet gateways, such as Cyber Business Internet Gateway (CBIG). This requires a lower fixed investment than some existing alternative technologies, such as fiber, cable modems and satellite communications systems. We believe Internet Protocol (IP) Frame Relay or Private Line packet-based networks are significantly more efficient than traditional point-to-point networks, and allow end users to connect to any location that can be assigned an Internet Protocol address. Traditional point-to-point networks, including the traditional telephone network and private line data networks, are less efficient because they require a dedicated connection between two locations. IP Frame Relay or Private Line packet-based networks allow multiple users to share connections between locations.

Need for "Firewall" or Data Security for Businesses

        Security of data transmission over the public internet is of paramount importance to businesses and is referred to in the industry as "Firewall". This Firewall must exist at the customer's premises. It can only be supported by packet switching technology and not by dial-up modems, DSL modems or ISDN technologies. Among the packet switching technologies such as X.25, Frame Relay, Private Line and Asynchronous Transmission Mode (ATM), Frame Relay and Private Line have been selected by AT&T as the most cost effective choice for customer end equipment interface to AT&T's internet backbone network. CBIG provides the "Ultimate Firewall" by Internet Protocol (IP) Packet Filtering, Internet Protocol (IP) Masquerading, Internet Protocol (IP) Tunneling and Internet Protocol encryption security (IPSec). This Firewall capability makes an enterprise-wide VPN a reality.

1996 Telecommunications Act

        The 1996 Telecommunications Act, as amended, allows competitive carriers to leverage the existing Incumbent Local Exchange Carrier (ILEC) infrastructure, as opposed to building a competing infrastructure at significant cost. The 1996 Telecommunications Act requires all ILECs to allow competitive carriers to co-locate their equipment along with ILEC's equipment in ILEC's central offices, which enables competitive carriers to access end users through existing telephone line connections. ILEC's existing telephone line infrastructure is a "narrowband" network, however, and suitable for analog voice transmission only. The infrastructure limitation of (a) low bandwidth and (b) lack of integrated packet switching imposed by the current ILEC's network does not make economic or technical justification for long distance carriers (LDC), such as AT&T to enter the internet market using ILEC's network. AT&T has announced that AT&T will enter the lucrative internet market by building its own digital "broadband" network based on Internet Protocol (IP) Frame Relay or Private Line technology. As AT&T rolls out this internet backbone service nationwide, the end customers need a suitable internet gateway with Firewall and e-mail server capabilities, such as Cyber Business Internet Gateway (CBIG), to connect to AT&T's Internet backbone.

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

The Cyber Digital Solutions for Internet Services

        We believe our network solutions effectively address many of the unmet enterprise-wide inter-networked communications needs of today's businesses by offering an appealing combination of quality, performance, price and service. Our network consists of:

o High-Speed, "Always On" End-to-End IP Connectivity to AT&T Internet Backbone. Our network delivers high-speed, "always on" connectivity to AT&T Internet backbone. Using our Cyber Business Internet Gateway's
        (CBIG) Internet Protocol (IP) Frame Relay or Private Line based "broadband" technology over standard copper telephone lines, out network is capable of delivering "true" data transfer rates at speeds ranging from 64 Kbps to 1.5 Mbps. For customers that subscribe at the 1.5 Mbps rate, our network provides symmetrical data transfer speeds of approximately 250 times the speed of the fastest dial-up modem and over 30 times the speed of ISDN lines. Moreover, unlike dial-up modems and integrated services digital network (ISDN), our CBIG's IP Frame Relay or Private Line packet switched based solution is "always-on" - it does not require users to dial-up to connect to the internet or their local area network for each use.

o Simple Network. We have designed our network elements, Cyber Business Internet Gateway (CBIG) and Cyber Internet Access Network (CIAN), to provide "direct" IP Frame Relay or Private Line based "broadband" connectivity to AT&T Internet backbone. There are no intermediate Incumbent Local Exchange Carriers (ILEC), Internet Service Providers
        (ISP) or Long Distance Carriers (LDC) networks to create traffic bottle-necks. Our customer premises equipment, Cyber Business Internet Gateway (CBIG) and Cyber Internet Access Network (CIAN), can be remotely maintained over the internet as well as ordinary telephone lines. We manage our network and monitor service levels on a nationwide basis from our Network Operations Center in Hauppauge, NY.

o Virtual Private Network Applications. Our Cyber Business Internet Gateway (CBIG) offers built-in standard security features and enhanced security options, making it what we believe to be an ideal enterprise-wide VPN. The Firewalls are provided by Internet Protocol
        (IP) filtering, Internet Protocol (IP) masquerading, Internet Protocol
        (IP) tunneling and Internet Protocol encryption security (IPSec). We believe that our VPN offering is the most advanced in the industry.

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

Exploit Early Mover Advantage

        We intend to exploit our early market entrance to deploy our Internet Protocol (IP) Frame Relay or Private Line based network in conjunction with AT&T. We believe that we are one of the first companies to implement Internet Protocol (IP) Frame Relay or Private Line technology without using Incumbent Local Exchange Carrier's (ILEC) local loop facilities. In addition, we have the advantage that we develop and manufacture our own Cyber Business Internet Gateway (CBIG), a fully integrated internet gateway for business applications. Cyber Business Internet Gateway (CBIG) is a very powerful integrated internet gateway equipment that replaces many single function equipment such as router, network address translator, Ethernet-to-T1 converter, Internet Protocol (IP) Frame Relay or Private Line equipment, CSU/DSU, Firewall equipment, e-mail servers and Web servers. Since our network is simple, installation is not time consuming nor demanding on our resources. We will streamline the construction of our network. We expect to construct our network rapidly and be an early mover in our target markets. We intend to exploit our early mover advantage to gain significant market share in our target markets.

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

Expand e-commerce Applications

        While we seek to have our network facilitate the delivery of productivity-enhancing applications to businesses and their employees, AT&T will offer e-commerce software and applications to our mutual end-customers. By collaborating with AT&T, we believe that our end customers will have the best e-commerce content and software technologies. Although AT&T develops and markets its e-commerce applications directly to our mutual end-customers, AT&T pays us a certain percent of their gross revenue for using our Internet Protocol (IP) Frame Relay or Private Line network. Since our products and services are co-branded with AT&T, we expect customer loyalty will be strengthened and revenue per user will be increased.

Establish Strong Distribution Channels

        We intend to build strong distribution channels. As an alliance member with AT&T, we regularly receive qualified sales leads from AT&T for businesses that want our services. In order to serve these businesses, we intend to establish a strong team of independent sales agents exclusive to specific properties or commercial buildings that they will serve locally. We will coordinate the efforts of our local independent sales agent and AT&T sales personnel who will sell e-commerce applications and promote our Internet Protocol (IP) Frame Relay or Private Line based "broadband" technology. We will establish strong distribution channels in Boston and New York City by appointing independent sales agents in those cities. Instead of a direct sales force, we intend to grow rapidly through aggressive recruitment of independent sales agents nationwide. We intend to build a strong marketing, sales support and customer care team working in harmony with AT&T. Over time, we expect to develop additional strategic alliances, focusing on partners that can add value to our network and give us additional meaningful distribution channels.

Provide Superior Customer Service

        As part of our strategy to obtain and retain business customers, we intend to provide superior service and customer care. We expect to deliver high-quality service by providing T1 carrier-grade IP Frame Relay or Private Line based networking solutions and superior customer service. Our carrier-grade networking solutions include end-to-end proactive network monitoring and management through our Network Operations Center, 24 hours a day, seven days a week. We also intend to offer multiple security features and a network that we can scale to meet demand. Our customer service includes a personal and web-based single point of contact, a complete packaged solution including Cyber Business Internet Gateway (CBIG) and Cyber Internet Access Network (CIAN) installation, activation and network management, and specific customer service objectives against which we measure our performance. Our objective in providing outstanding customer service is to provide a high level of customer satisfaction, achieve customer loyalty and accelerate the adoption rate of our service.

Our Alliance With AT&T

        In April 1999, we entered into an alliance with AT&T, pursuant to which, among other things:

        Reseller Agreement. Under the terms of our agreement with AT&T, we will resell AT&T's Managed Internet Service bundled or repackaged with our own 1.5 Mbps Internet Protocol (IP) Frame Relay or Private Line based internet gateway i.e. Cyber Business Internet Gateway (CBIG) and Cyber Internet Access Network
(CIAN). We believe our alliance with AT&T is unique with respect to high speed internet access and virtual private network (VPN) markets. AT&T will bring the internet backbone to commercial buildings that we mutually serve. Cyber Digital will build, operate and own the internet facilities in the building using its proprietary Cyber Business Internet Gateway (CBIG) and Cyber Internet Access Network (CIAN). We believe that Cyber Digital, a manufacturer of internet infrastructure equipment, is the first company to have signed such a unique agreement with AT&T.

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

        Co-branded with AT&T. Our products and services (CBIG and CIAN) are co-branded with AT&T leveraging our ability to market our services to our mutual end customers. All our product brochures and services reveal AT&T logo along with ours. Our Web site is www.cyberdigitalinc.com, which includes AT&T logo along with ours.

        AT&T Alliance Program Member. As an AT&T Alliance Program Member we receive regular sales leads. We will also receive a certain percent of their e-commerce gross revenue for using our Internet Protocol (IP) Frame Relay or Private Line network.

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

o Customer End Equipment. We currently offer our Cyber Business Internet Gateway (CBIG) as customer end equipment. We configure and install our CBIG with the end user's computer or local area network. CBIG is a powerful Internet Protocol (IP) Frame Relay or Private Line based gateway that can replace many single function equipment such as router, network address translator, Ethernet-to-T1 converter, Internet Protocol
        (IP) Frame Relay or Private Line equipment, CSU/DSU, Firewall equipment, e-mail server and Web server.

o Local Transport. Our local transport consists of our in-building cabling. It connects customer end equipment, our Cyber Business Internet Gateway (CBIG), to our Cyber Internet Access Network (CIAN) switch located within the building.

o AT&T Internet Backbone. Our Cyber Internet Access Network (CIAN) switch connects to AT&T's Internet backbone.

o Network Operations Center. Our entire network is managed from the Network Operations Center located in Hauppauge, NY. From this center, we provide end-to-end network monitoring and management using advanced network management tools 24 hours a day, seven days a week. This enhances our ability to address performance or connection issues before they affect our end user. From the Network Operations Center, we monitor each Cyber Business Internet Gateway (CBIG), local transport and Cyber Internet Access Network (CIAN) switch as well as connectivity to AT&T Internet backbone.

Our Range of Digital Voice Switches

        We intend to constantly develop additional new technologies and software. Our commitment to research and development has enabled us to create new systems employing SS7 and C7 signaling such as Cyber Distributed Central Office (CDCO), Cyber Tandem Exchange (CTSX) and Cyber Rural Exchange (CRX) for various applications, primarily for use in developing countries and for domestic Competitive Local Exchange Carriers (CLEC) attempting to bypass Incumbent Local Exchange Carriers (ILEC). We believe that these systems are capable of providing the functions for which they have been designed.

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

Indirect Sales Channels

        We market our internet services to businesses through indirect sales force consisting of independent sales agents and in conjunction with AT&T. Our target account profile is an information-intensive enterprise with multiple locations and large numbers of distributed workers. We will appoint independent sales agents in Boston and New York City.

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

Markets

        In the year ended March 31, 1998, we assembled a direct sales and marketing team to explore domestic opportunities for digital voice switches. In the year ended March 31, 1999, we dismantled this team as our target markets failed to materialize. We had anticipated that our target markets would be open for competition pursuant to the Telecommunications Act of 1996. These target markets still remain closed with significant regulatory restrictions imposed by Incumbent Local Exchange Carriers (ILEC). Potential target markets in the United States for our digital voice switches may be categorized as follows:

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

                These carriers have deployed large-scale networks, have large numbers of existing business and residential customers and enjoy strong brand recognition, and as a result represent significant competition. For instance, they have extensive fiber networks in many metropolitan areas that primarily provide high-speed data and voice communications to large companies. They could deploy Internet Protocol (IP) Frame Relay or Private Line based services.

        o Newer Inter-exchange Carriers. The newer inter-exchange carriers, such as Williams, Qwest Communications International and Level 3 Communications, are building and managing high bandwidth, packet-based networks nationwide. They are also building direct sales forces and partnering with Internet Service Providers to offer services directly to business customers. They could extend their existing networks to include fiber metropolitan area networks and high-speed, off-net services using IP Frame Relay or Private Line, either alone, or in partnership with others.

        o Cable Modem Service Providers. Cable modem service providers, like AT&T and @Home Networks and its cable partners, are offering or preparing to offer high-speed internet access over hybrid fiber coaxial cable networks to consumers. @Home Networks has positioned itself to do the same for businesses. Where deployed, these networks provide local access services similar to our services. They typically offer these services at lower prices than our services, in part by sharing the bandwidth available on their cable networks among multiple end users. Neither can they offer Internet Protocol (IP) Frame Relay or Private Line based technology nor can they provide the requisite Firewalls. Their network is more suitable for residential users, as it resembles a party line.

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

        o Competitive Carriers. Certain competitive carriers, including Covad Communications Group, Inc., NorthPoint Communications, Inc., MGC Communications, and Rythms NetConnections, Inc., have begun offering DSL-based data services piggybacking on "narrowband" ILEC telephone lines; but with not much success as DSL is extremely hard to implement and is totally unreliable.

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

        The Company is dependent on third-party manufacturers for the production of all of the component parts incorporated into the Company's systems. The Company purchases its component parts from numerous third-party manufacturers and believes that numerous alternative sources of supply for most component parts are readily available, except for a few semiconductor components purchased from single source vendors, such as Pentium processors manufactured by Intel Corporation and ISDN chips manufactured by Motorola, Inc. If such semiconductor components are discontinued by their respective manufacturers, the Company would be required to redesign some of its products by using other vendors components, which could cause delays in product delivery. The Company currently purchases all of its requirements for specially designed plastic parts for the iST, the Company's ISDN telephone, from a single source supplier. The Company believes that alternative sources of supply for such components are available. The Company is substantially dependent on the ability of its suppliers, among other things, to satisfy performance and quality specifications and dedicate sufficient production capacity for plastic parts within scheduled delivery times. The Company does not maintain contracts with any of its suppliers and purchases system components pursuant to purchase orders placed from time to time in the ordinary course of business. Failure or delay by the Company's suppliers in supplying necessary components to the Company could adversely affect the Company's ability to deliver products on a timely and competitive basis.

        The Company offers a one-year warranty for sales in the United States covering operating defects during which period the Company will replace parts and make repairs to the system components at its expense.

Research and Development

        Since its inception, the Company has devoted substantial resources to the design and development of the Company's systems. For the fiscal years ended March 31, 2000 and 1999, the Company expended approximately $633,358 and $650,072, respectively, on research and development. During the year ended March 31, 2000, almost all research and development expenditures were attributable to the inclusion of Private Line packet switched technology, Web server functions and Internet Protocol (IP) encryption security (IPSec) to Cyber Business Internet Gateway (CBIG) and Cyber Internet Access Network (CIAN) products for the high speed internet access service and virtual private network (VPN) business. Although the Company's systems are fully developed such as Cyber Business Internet Gateway (CBIG), Cyber Internet Access Network (CIAN) and Cyber Distributed Central Office (CDCO), the Company is continually seeking to refine and enhance its systems, including enhancements to comply with emerging regulatory or industry standards or the requirements of a particular customer or country.

        The markets for the Company's products are characterized by rapidly changing technology and evolving industry standards, often resulting in rapid product obsolescence. Accordingly, the Company's ability to compete depends in large part on its ability to introduce its products to the marketplace in a timely manner, to enhance and improve continually such products and maintain development capabilities to adapt to technological changes and advances in the communications industry, including assuring continuing compatibility with evolving industry standards such as IP Frame Relay or Private Line, SS7 and C7 signaling which the Company has developed. There can be no assurance that the Company will be able to compete successfully, that competitors will not develop technologies or products that render the Company's systems obsolete or less marketable, or that the Company will be able to keep pace with the technological demands of the marketplace or successfully enhance and adapt its products to satisfy industry standards.

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

Employees

        As of the date hereof, the Company had twenty full time employees, of which five were engaged in marketing and sales activities, two were engaged in technical support, five were engaged in research and development, four were engaged in production testing and operations and four were in administration. None of the Company's employees is represented by a labor union. The Company considers its employee relations satisfactory.

                                GLOSSARY OF TERMS

Analog Analog transmission employs continuously variable signal.

Asynchronous                        Transfer Mode High bandwidth, low-delay,
                                    connection-oriented, packet switching
                                    technique requiring 53-byte, fixed-sized cells.

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

        The Company's New England sales and service offices are located in approximately 800 square feet of leased space in Woburn, Massachusetts. The lease provides for annual rent of $13,300 and expires on November 30, 2004.

        The Company's New York sales and service offices are located in approximately 400 square feet of leased space in New York City, New York. The lease provides for annual rent of $16,200 and expires on June 30, 2001.

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

         Although, as of the date hereof, no legal action has commenced against the Company by its previous counsel, Mr. Rajan K. Pillai and Uniworld Communications Co., ("UCC"), a New York company, in which Mr. Pillai is the principal, Mr. Pillai has threatened the Company for a possible litigation arising due to the contention that the Company refused to remove restrictive legend on 500,000 shares of common stock of the Company held by UCC. The Company had issued 500,000 restricted shares to UCC pursuant to a stock option agreement for the purposes of UCC to deliver "Cyber India Project". On March 23, 2000, Mr. Pillai notified the Company officially, for the first time, that he or UCC did not intend to deliver "Cyber India Project". Mr. Pillai was also the Company's Managing Director (Asia) from June 1997 until his resignation on March 9, 2000. The Company believes that Mr. Pillai's or UCC's threatened claims, if any, are without merit and the Company will vigorously defend its position, if and when required.

        The Company believes that Brockington's claims are without merit and intends to vigorously defend its position.

ITEM 4 - Submission of Matters to a Vote of Security Holders

        On March 6, 2000, the Company held its annual meeting of stockholders (the "Meeting"). At the Meeting, the stockholders (i) approved the issuance of the securities upon conversion of Series D1 Convertible Preferred Stock and payment of dividends on the Company's Series D1 Convertible Preferred Stock by the favorable vote of 98.9% of the shares voted on the proposal, (ii) approved an amendment to the Company's 1997 Stock Incentive Plan to increase the number of shares reserved for issuance thereunder by 2,000,000 from 850,999 shares to 2,850,999 of the Company's Common Stock, par value $.01 per share, by the favorable vote of 97.8% of the shares voted on the proposal, (iii) elected all five nominees as directors, each to serve until the next annual meeting of shareholders and until their respective successors have been duly elected and qualified, with at least 15,614,314 shares were cast in favor of each nominee representing 99.9% of the total shares voted equal to 15,628,877, (iv) ratified and approved the appointment of Albrecht,Viggiano, Zureck & Co., as the Company's independent public auditors for the fiscal years ending March 31, 1999 and 2000 by the favorable vote of 99.9% of the shares voted, and (v) approved an amendment to the Company's Certificate of Incorporation to increase the number of shares of the Company's Common Stock, par value $.01per share, which the Company is authorized to issue from 30,000,000 to 60,000,000, by the favorable vote of 99.0% of the shares voted.

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

                                                      Price Per Share
                                                      ---------------
                                                      High           Low

Fiscal Year Ended March 31, 2000
        First Quarter                                 $5.53          $2.72
        Second Quarter                                 5.06           3.06
        Third Quarter                                  5.87           3.25
        Fourth Quarter                                 5.62           2.50

Fiscal Year Ended March 31, 1999
        First Quarter                                 $1.81          $1.19
        Second Quarter                                 1.56           0.50
        Third Quarter                                  0.87           0.22
        Fourth Quarter                                 3.12           0.65

        On March 31, 2000, the closing trade price of the Common Stock as reported on the Bulletin Board was $2.50 per share. As of such date, there were approximately 500 stockholders of record of the Company's Common Stock.

        To date, the Company has not paid any dividends on its Common Stock and does not expect to declare or pay any dividends in the foreseeable future. The Company intends to retain all earnings for use in the Company's business operations.

ITEM 6 - Management's Discussion and Analysis or Plan of Operation

Forward Looking Statements

        When used in this report, press releases and elsewhere by the management of the Company from time to time, the words "believes", "anticipates", and "expects" and similar expressions are intended to identify forward-looking statements that involve risks and uncertainties. Additionally, certain statements contained in this discussion may be deemed forward-looking statements that involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially or adversely are the following: the ability of the Company to meet its working capital and liquidity needs, the status of relations between the Company, its primary customers and distributors, the availability of long-term credit, unanticipated changes in the U.S. and international economies, business conditions and growth in the telecommunications industry and the level of growth in internet high speed access sales generally, the timely development and acceptance of new products, the impact of competitive products and pricing, changes in the cost of component materials, changes in product mix, the outcome of litigation in which the Company is involved, along with product delays and other risks detailed from time to time in the Company's SEC reports, including but not limited to this Annual Report on Form 10-KSB for the year ended March 31, 2000. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

        During the last half of year ended March 31, 1999 ("Fiscal 1999"), we made a strategic shift to enter the fast growing, lucrative high-speed internet access market. We rapidly developed our Cyber Business Internet Gateway (CBIG) and Cyber Internet Access Network (CIAN) router. During the first quarter of year ended March 31, 2000 ("Fiscal 2000), we forged an alliance with AT&T Corporation to become a provider of high-speed internet access and to create Virtual Private Networks (VPN) for businesses using our Internet Protocol (IP) Frame Relay based "broadband" technology. We have recently developed our Internet Protocol (IP) Frame Relay infrastructure equipment to piggyback on AT&T's rapid deployment of Internet Protocol (IP) Frame Relay based "broadband" internet backbone.

        We made a strategic shift to the high speed internet access and Virtual Private Network (VPN) service provision business in November 1998. In April 1999, we proceeded with this shift in business by forging an alliance with AT&T. In conjunction with AT&T, we began marketing our high speed broadband internet service for businesses as part of a package of services that includes AT&T's internet backbone, which is provided through AT&T's Managed Internet Service. Under the terms of our agreement with AT&T, we will resell AT&T's Managed Internet Service bundled with our own 1.5 Mbps Internet Protocol (IP) Frame Relay based internet gateway i.e. Cyber Business Internet Gateway (CBIG) and Cyber Internet Access Network (CIAN). According to our agreement, AT&T will bring the internet backbone to commercial buildings that we mutually serve. Cyber Digital will build, operate and own the internet facilities in such buildings using its proprietary Cyber Business Internet Gateway (CBIG) and Cyber Internet Access Network (CIAN). Our agreement with AT&T provides that AT&T will make its internet backbone available to us anywhere in the United States including the Commonwealth of Puerto Rico and the U.S. Virgin Islands. We believe that Cyber Digital, as a manufacturer and internet service provider, is the first company to have signed such an agreement with AT&T.

        We intend to implement a scalable nationwide network over the next ten years. We began offering commercial services in Boston area in the spring of year 2000. We expect to begin services in New York City in the summer of year 2000. We intend to focus on New York and Boston markets only for the next two fiscal years. We intend to continue our network rollout into 31 additional markets beginning in the year 2002. Upon completion of this network expansion contemplated by year 2010, we anticipate providing services in 33 of the nation's largest metropolitan areas, which we believe, contain 60% of the nation's local area networks.

        During fiscal 2000, our primary activities have consisted of:

o In April 1999 we forged an alliance with AT&T to enter the high speed internet access and Virtual Private

        Network markets.

o We rapidly developed our Cyber Business Internet Gateway (CBIG) and Cyber Internet Access Network (CIAN) products for the internet business. We realigned our Company to become a leader in high speed internet access business. We are working with AT&T, building our internet sales and support people and appointing independent sales agents. We have appointed independent wiring and cable contractors in Boston area and built a management information system at Hauppauge, NY to support our customer care and other administrative functions.

o We developed and enhanced our digital "broadband" products, CIAN and CBIG, to expand our bandwidth offerings to include (i) Platinum Business Class Carrier Grade Service for mission critical applications, (ii) Gold Business Class Carrier Grade Service for designated connectivity, and
        (iii) Copper Business Class Carrier Grade Service for basic connectivity. International Data Corporation (IDC) estimates that the investment in U.S. market for network service provision by digital "broadband" means will grow from $17 billion in 1999 to $32 billion by 2003. Most of the investment in 1999 has been in the implementation of fiber optic Internet Protocol (IP) backbone network connecting major cities, such as AT&T's IP backbone. The next growth in investment is expected towards the implementation of digital "broadband" local transport, such as Cyber Digital's offerings, to connect corporate local area networks and PCs to IP backbone.

o       We developed and enhanced our products to expand our Internet Protocol
        (IP) service offerings to include (i) B2B IP Private Line packet switched services in addition to Frame Relay services, and (ii) B2B IP Frame Relay to Private Line packet switched services and vice versa. International Data Corporation (IDC) forecasts packet switched services to hit $12.8 billion by 2003 and expects Frame Relay and Private Line services to gain more than 83% of the market share by 2003.

o We developed and enhanced our products to expand our firewall service offerings to include Internet Protocol encryption security (IPSec) in addition to previously developed IP tunneling, IP masquerading and IP packet filtering based firewall products for virtual private network
        (VPN) applications. According to International Data Corporation (IDC) U.S. IP VPN Service Market will grow from $0.2 billion in 1998 to $2.0 billion in 2002. In addition, IDC security survey indicates that 65% of users choose VPNs directly from product vendors, such as Cyber Digital.

o In the fourth quarter of fiscal year 2000, we completed development and delivery of three new rackmount Linux servers based on Red Hat Linux OS.
        (i) Our Cyber Web Server (CWEB) is a customer premise oriented Web Server. (ii) Our Cyber News Server (CNEWS) is an Internet Service Provider premise oriented News Server. (iii) Our Cyber Name Server (CNAME) is an Internet Service Provider premise oriented Name Server. Red Hat Linux OS is Red Hat, Inc.'s Linux Operating System software. International Data Corporation (IDC) estimates that outsourcing of storage services by companies will grow from $11 million in 1999 to $5.5 billion in 2003.

o According to International Data Corporation (IDC), there are six emerging new technology drivers, namely software application service providers, storage service providers, IT and web-site operations providers, network service providers, information appliances and B2B e-services. We are engaged in three out of six of these emerging new technology driven markets. These accomplishments by our company are significant, especially when viewed from the standpoint of rapid development of our proven products and services. We are early movers and we intend to take advantage of this position.

o Our business model was proven in last quarter of fiscal year 2000 when we rolled out our digital broadband services in Boston area and began generating recurring monthly revenues. We established our New England sales and service office in Woburn, MA. We expect to roll out our services in New York City in the summer of year 2000. We have just recently established our sales and service office in New York City.

Results of Operations

Year Ended March 31, 2000, Compared to Year Ended March 31, 1999

Net sales

        The Company's net sales for the year ended March 31, 2000 ("Fiscal 2000"), were $6,497 representing a decrease of $273,429 or approximately 97% from $279,926 for the year ended March 31, 1999 ("Fiscal 1999"). Decreases in sales were due to our strategic shift to enter digital "broadband" business from technical consulting services. Net sales for Fiscal 2000 and Fiscal 1999 were insignificant, primarily attributable to lack of digital voice switch sales to CLECs in Fiscal 1999 and management's focus on strategic shift towards high-speed internet access business and completing the development of Cyber Business Internet Gateway (CBIG) and Cyber Internet Access Network (CIAN) products in Fiscal 2000.

Gross margin

        The Company includes in its cost of goods sold the materials and labor used, subcontractor costs and overhead incurred in the manufacture of its systems. The Company's average gross margins decreased from approximately 52% to approximately 44% of net sales from Fiscal 1999 to Fiscal 2000. Decrease in gross margins was primarily attributable to insignificant volume of Internet services rendered to customers, which were generated during the last 45 days of the Fiscal 2000.

Selling, general and administrative

        Selling, general and administrative expenses decreased from $1,682,368 in Fiscal 1999 to $1,379,924 in Fiscal 2000, representing a decrease of $302,444. The absolute dollar selling, general and administrative expenses in Fiscal 1999 and Fiscal 2000 were principally the result of increased selling expenses incurred with respect to introductory and exploratory marketing efforts in the U.S. Such efforts have not resulted in any significant sales to date.

Research and development

        Research and development expenses decreased from $650,072 in Fiscal 1999 to $633,358 in Fiscal 2000, representing a decrease of $16,714 or approximately 3%. This research and development expenses was primarily due to the development of Cyber Business Internet Gateway (CBIG), Cyber Internet Access Network (CIAN), firewall and server products for the high speed internet access business. All development costs are expensed in the period incurred.

Income (loss) from operations

        Loss from operations in Fiscal 2000 was $(2,010,457) or $(.11) per share as compared with $(2,187,413) or $(.13) per share in Fiscal 1999. The Company incurred these losses in Fiscal 2000 and Fiscal 1999 primarily due to lack of sales and sustained selling, general and administrative expenses as well as increases in research and development expenses.

Provision for bad debt

        Bad debt expense amounted to $0 in Fiscal 2000 versus $355,012 in Fiscal 1999. Accounts receivable are presented net of a zero allowance for doubtful accounts in Fiscal 2000 and Fiscal 1999.

Net income (loss) available to Common Stockholders

        As a result of the foregoing, the net loss in Fiscal 2000 was $(2,089,756) or $(.11) per share as compared to a net loss of $(2,761,812) or $(.16) per share in Fiscal 1999.

Liquidity and Capital Resources

        The Company's ability to generate cash adequate to meet its needs results primarily from sale of preferred and common stock and cash flow from operations. Total working capital increased by $1,383,088 to $2,017,762 at March 31, 2000 from $634,674 at March 31, 1999, primarily due to increase in cash from sale of preferred and common stock. The current ratio of current assets to current liabilities increased to 8.1 to 1 as at March 31, 2000 from 6.1 to 1 as at March 31, 1999. Current levels of inventory are adequate to meet sales for the next 6 months. The Company believes that its current sources of liquidity will be sufficient to meet its needs for the next 12 months. The Company believes that, if needed, it will be able to obtain additional funds required for future needs.

        The Company used $29,305 and $92,442 during Fiscal 2000 and Fiscal 1999 respectively, for investing activities. The cash used for investing activities relates primarily to purchases of equipment in Fiscal 2000 and Fiscal 1999. During Fiscal 2000 production equipment capacity was expanded to include testing of Internet products.

        Net cash provided in financing activities was $3,302,160 and $0 for Fiscal 2000 and Fiscal 1999, respectively.

        On July 11, 1996, the Company concluded a private placement of its Series A Preferred Stock and accompanying warrants to accredited institutional investors and received net proceeds of approximately $7.1 million. The Series A Preferred Stock was issued without registration in reliance on Regulation S promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended. Some of the proceeds from this offering have been used to retire long-term debt, redeem Series A Preferred Shares prior to conversion and to fund research and development, marketing and production expenses. All of the Series A Preferred Stock has been converted or redeemed and there are no such shares outstanding. However, there are 824,013 warrants outstanding in connection with the offering of Series A preferred stock at an exercise price of $6.35 per share for an aggregate amount of $5,232,482.

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

        On July 12, 1999, the Company concluded a private placement of 310 shares of its Series C Preferred Stock, par value $.05 per share, and accompanying warrants to accredited investors and received net proceeds of approximately $310,000. In connection with this placement, the Company issued warrants to accredited investors to purchase an aggregate of 12,710 shares of the Company's Common Stock, par value $.01 per share, at an exercise price of $6.00 per share. The Series C Preferred Stock was issued without registration in reliance on Section 4(2) of the Securities Act of 1933, as amended.

        On October 5, 1999, the Company concluded a private placement of 3,000 shares of its Series D1 Preferred Stock, par value $.05 per share, and accompanying warrants to an accredited institutional investor and received net proceeds of approximately $2.7 million. In connection with this placement, the Company issued warrants to the accredited institutional investor to purchase an aggregate of 190,678 shares of the Company's Common Stock, par value $.01 per share, at an exercise price of $5.70 per share for an aggregate amount of $1,086,865. In connection with this transaction, the Zanett Securities Corporation, financial advisor to the Company, has been issued a warrant to purchase 45,000 shares of the Company's Common Stock, par value $.01 per share, at an exercise price of $5.70 per share. The Series D1 Preferred Stock was issued without registration in reliance on Section 4(2) of the Securities Act of 1933, as amended. As of the date hereof, all of the Series D1 Preferred Stock has been converted or redeemed and there are no such shares outstanding. However, all the accompanying warrants are outstanding.

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

ITEM 8 - Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

                                    PART III

ITEM 9 - Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

        The directors, executive officers and key employees of the Company are:

Name                    Age               Office
----                    ---               ------

Jawahar C. Chatpar      52      Chairman of the Board, President, and
                                  Chief Executive Officer

Jack P. Dorfman         62      Director

Jatinder V. Wadhwa      65      Director

Terry L. Jones          52      Director

Andrew Van Etten        38      Director

Larry S. Shluger        61      Vice President of Operations and Secretary

Dale A. Johnson         36      Controller and Treasurer

Thomas D. Moylan        35      Vice President of Sales, Internet Technologies

Donald H. Lang          47      Director of Engineering

Ronald Siegal           53      Director of Technical Support and Customer Care

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

        Jack P. Dorfman joined the Company as a Director in November 1993, and has served as Secretary from October 1995 until March 2000. Mr. Dorfman has otherwise been retired since June 1996. Prior thereto, since 1992, Mr. Dorfman served as consultant and manager for a number of pharmacies. From 1990 to 1992, he served as a management consultant for Clark Container, a division of Mark IV Industries, a conglomerate. From 1988 to 1990, he served as Vice President and Treasurer of US Distribution, a transportation company. Prior to 1988, he owned, managed and operated an independent community pharmacy for over fifteen years.

        Jatinder Wadhwa has served as a Director of the Company since 1986 and as Treasurer of the Company from August 1997 until March 2000. He had been the Secretary of the Company from 1993 to 1995. Since 1994, Mr. Wadhwa has served as the Chief Executive Officer of Security First Financial Corp., a financial institution dealing with first and second mortgages on residential and commercial properties. From 1989 to 1994, Mr. Wadhwa had served as a management consultant to Gibbons Goodwin van Amerongen, an investment banking firm, Wells Aluminum Corporation, a manufacturer of aluminum extrusion products and Sealy Mattress Company. From 1970 to 1990, Mr. Wadhwa had served as Chief Operating Officer and Vice President of Operations of EZ Por Corporation, a manufacturer of aluminum products.

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

        Andrew Van Etten joined the Company as a Director in March 2000. He is currently serving as Senior Director, Strategic Business Development, Electronics and Information Business Division at Mitsui & Company, (USA) Inc. He joined Mitsui & Company in 1988. Mitsui & Company is one of the oldest and largest international trading companies headquartered in Japan. Mr. Etten is Mitsui's representative as shareholder for PageMart Wireless, Inc. and portfolio manager for America Online, Inc. and America Online Japan. He also serves on the Board of Directors of Lana Film Company. Mr. Etten holds an B.S. degree in Business Administration from Plymouth State College of the University of New Hampshire.

        Larry S. Shluger has been Vice President of Operations of the Company from August 1996 and Secretary since March 2000. From 1991 to 1996, Mr. Shluger was Director of Purchasing and Operations at Cashtek Corporation, a company which designs, develops and manufactures computerized gaming systems. From 1975 to

1991, he was Director of Purchasing and Operations at Kenilworth Systems Corporation until its acquisition by Cashtek Corporation. Prior to 1975 he was employed in various management positions at Ecologic Instruments Corporation, a company which designs, develops and manufactures test equipment for the environment and pollution control fields, and Dynamic Instruments Corporation, a manufacturer of battery chargers.

        Dale A. Johnson has been Controller of the Company from March 1998, and Treasurer since March 2000. She joined the Company on March 1995 as an Accountant. From 1984 to 1994, she worked as Accountant for various CPA firms. She holds a B.B.A. degree in Accounting from Dowling College, NY.

        Thomas D. Moylan joined the Company in August 1999 as Vice President of Sales, Internet Technologies. From 1997 to 1999, he was senior account executive at Kivex.com, an Internet service company. From 1991 to 1997, he was President, owner and operator of Greystone Printing, Inc., a commercial printing business. He holds a B.B.A. degree in business from the University of Massachusetts.

        Donald H. Lang joined the Company in September 1997 as Director of Engineering. From 1994 to 1997, he was employed by American Institute of Physics as Programmer/Analyst. From 1982 to 1993, he was employed by Harris Corporation, a defense contractor, as a staff engineer. He holds a B.S. degree in Electrical Engineering from Fairleigh Dickinson University and an M.S. degree in Computer Engineering from Rutgers University.

        Ronald Siegal has been Director of Technical Support and Customer Care since August 1996. He joined the Company in 1990 as Contract Sales Manager for Digital Voice Switches selling to the U.S. government. From 1988 to 1990, he served as Sales Manager for Computerland. From 1981 to 1988, he was employed as President of Meridian Communications. From 1968 to 1981, he held various sales and engineering positions with Executone Corporation. He holds a B.A. degree from Hofstra University.

        There is no family relationship among the Directors and Officers of the Company. All our executive officers are appointed annually by and serve at the discretion of the Board of Directors. All our executive officers and key employees are at-will employees.

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

        To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company, all such persons, on a timely basis, filed the reports required by Section 16(a) of the 1934 Act:

Summary Compensation Table

        The following table sets forth information concerning the compensation for services in all capacities for the fiscal years ended March 31, 2000, 1999 and 1998 of those persons who were, at March 31, 2000, the chief executive officer (the "Named Officer"). During such periods, no executive officer of the Company received compensation in excess of $100,000 other than J.C. Chatpar.

-----------------------------------------------------------------------------------------------
                        Annual Compensation            Long Term Compensation          All
                        -------------------                                            Other
                                                                                       Compen-
                                                       ------------------------------- sation
                                                                              Payouts
                                                       Awards
               ------ ----------- ----------- -------- ---------- ----------- --------
Name and       Year   Salary      Bonus       Other    Restricted Securities  LTIP
Principal             ($)         ($)         Annual   Stock      Underlying  Payouts
Position                                      Compens- Awards     Options/    ($)
                                              ation    ($)        SARs(#)
                                              ($)(1)
-------------- ------ ----------- ----------- -------- ---------- ----------- -------- -------
J.C.           2000   $181,500    None        None     None       1,000,000(4) None     None
Chatpar,       1999   $165,000    None        None     None         120,000(3) None     None
Chairman of    1998   $150,000    None        None     None         140,000(2) None     None
the Board,
President
and Chief
Executive
Officer
-------------- ------ ----------- ----------- -------- ---------- ----------- -------- -------

(1) The Company has concluded that the aggregate amount of perquisites and other personal benefits paid to each of the Named Officers named in the table did not exceed the lesser of 10% of such officer's total annual salary and bonus for the 2000, 1999 and 1998 fiscal years or $50,000, thus, such amounts are not included in the table.

(2) Mr. Chatpar was granted 110,000 options each to purchase one share of Common Stock exercisable at $2.56 and 30,000 options each to purchase one share of Common Stock exercisable at $2.43 in Fiscal 1998.

(3) Mr. Chatpar was granted 120,000 options each to purchase one share of Common Stock exercisable at $0.75 in Fiscal 1999.

(4) Mr. Chatpar was granted 1,000,000 options each to purchase one share of Common Stock exercisable at $2.72 in Fiscal 2000.

Option Grants In Last Fiscal Year

        The following table sets forth information concerning stock option grants made during Fiscal 2000 to the Named Officers. The Company has not granted any stock appreciation rights.

                                    Individual Grants
                                    -----------------
                Number of           % of Total Options   Exercise   Expiration
                Securities          Granted              Price      Date
                Underlying Options  To Employees in      ($/Share)
                Granted             Fiscal Year 2000
Name            (#)                 (1)                  (2)        (3)
----            ---                 ---                  ---        ---

J.C. Chatpar    1,000,000             98%                $2.72      3/31/2009

-----------------
(1) During Fiscal 2000, options to purchase an aggregate of 1,000,000 shares of Common Stock were granted to Mr. Chatpar and options to purchase an aggregate of 20,000 shares of Common Stock were granted to two other employees.

(2) The exercise price of the options granted was equal to the fair market value of the underlying stock on the date of grant.

(3) Options are immediately exercisable.

Aggregated Fiscal Year End Option Values

        The following table sets forth information concerning the number of unexercised options and the Fiscal 2000 year end value of unexercised options on an aggregated basis held by the Named Officers. The Company has not granted any stock appreciation rights in Fiscal 2000.

                    Number of Securities                 Value of
                    Underlying Unexercised               Unexercised In-The-Money
                    Options at Fiscal Year-End (#)       Options at Fiscal Year-End ($)
                    ----------------------------------   -------------------------------------
Name                Exercisable      Unexercisable       Exercisable        Unexercisable
J.C. Chatpar        1,620,000        0                   $752,100           0

(1) Options are "in-the-money" if, on March 31, 2000, the market price of the Common Stock ($2.50) exceeded the exercise price of such options. The value of such options is calculated by determining the difference between the aggregate market price of the Common Stock underlying the options on March 31, 2000 and the aggregate exercise price of such options.

Compensation of Directors

        The directors of the Company are paid $250 per Board meeting. During Fiscal 2000, the Board of Directors met two times and each director attended at least 75% of the meetings of the Board of Directors. In addition, the Company currently reimburses each director for expenses incurred in connection with his attendance at each meeting of the Board of Directors.

Committees of the Board of Directors

        As of the date hereof, we have a standing compensation committee composed of all members of the Board of Directors. The compensation committee reviews and acts on matters relating to compensation levels and benefit plans for our executive officers and key employees, including salary and stock options. The compensation committee is also responsible for granting stock awards, stock options and stock appreciation rights and other awards to be made under our existing incentive compensation plans. We also have a standing audit committee composed of Messrs. Jones, Etten and Dorfman. The audit committee assists in selecting our independent auditors and in designating services to be performed by, and maintaining effective communication with, those auditors.

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

ITEM 11 - Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth certain information known to the Company regarding beneficial ownership of the Company's Common Stock as of March 31, 2000, for (i) each person or group that is known by the Company to be a beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each of the Named Officers and directors, and (iii) all directors and executive officers of the Company as a group. Except as otherwise indicated, the Company believes that such beneficial owners, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws, where applicable.

Names and Address
of Beneficial Owners            Number of Shares        Percentage Owned (1)(2)
--------------------            ----------------        -----------------

J.C. Chatpar(3)                  6,465,712               31.9%
c/o Cyber Digital, Inc.
400 Oser Avenue
Hauppauge, NY 11788

Jack P. Dorfman(4)                 220,000               1.1%

Jatinder V. Wadhwa(5)              217,812               1.1%

Terry L. Jones (6)                  20,000               *

Andrew Van Etten                         0               *

All directors and executive
officers as a group:  (5)
persons                          6,923,524              34.2%
*less than 1%

(1) For purposes of computing the percentage of outstanding shares of Common Stock held by each person or group of persons named above, any security which such person or persons have or have the right to acquire within 60 days is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage of ownership of any other person.

(2) Assumes the exercise of the warrants to purchase 824,013 shares of Common Stock issued in connection with the offering of the Company's Series A Preferred stock. Assumes the exercise of the warrants to purchase 235,678 shares of Common Stock issued in connection with the offering of the Company's Series D1 Preferred stock.

(3) Does not include 476,000 shares owned by Sylvie Chatpar, his wife, and 175,000 shares owned by certain other relatives, to which shares Mr. Chatpar disclaims beneficial ownership. Includes 1,620,000 shares as to which Mr. Chatpar holds non-qualified stock options, which are exercisable at any time.

(4) Includes 100,000 shares as to which Mr. Dorfman holds a non-qualified stock option, which are exercisable at any time. Does not include 360,000 shares owned by his wife, Sandra Dorfman, to which shares Mr. Dorfman disclaims beneficial ownership.

(5) Includes 60,000 shares as to which Mr. Wadhwa holds non-qualified stock options which are exercisable at any time.

(6) Terry Jones is a general partner of a limited partnership that is the general partner of Syndicated Communications Venture Partners III, L.P. ("Syncom III"), a fund which on April 14, 1998, Syncom III converted all of its outstanding Series B-1 Preferred Stock into 861,230 shares of Common Stock at a conversion price of $2.89 per share. Includes 20,000 shares as to which Mr. Jones holds non-qualified stock options which are exercisable at any time.

ITEM 12 - Certain Relationships and Related Transactions

        On December 30, 1996, the Company consummated a private placement of its Series B-1 Convertible Preferred Stock, par value $.05 per share, to Syncom III. The Company issued 2,000 shares of its Series B-1 Stock to Syncom III in return for $2,000,000. On April 14, 1998, Syncom III converted all of its outstanding Series B-1 Preferred Stock into 861,230 shares of Common Stock at a conversion price of $2.89 per share.

        Terry Jones, a director, is the general partner of WJM Partners III, L.P. ("WJM"), the general partner of Syncom III. Pursuant to the terms of the Stock Purchase Agreement so long as Syncom III holds Common Stock, the Company's Board of Directors shall consist of not less than five members and the Company shall use its best efforts to cause Terry Jones (or another partner of WJM) to be elected as a director.

ITEM 13 - Exhibits and Reports on Form 8-K

(a)   Exhibits.
      ---------

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

10.5 Cyber Digital, Inc. 1997 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1998).

10.6 Contractor Agreement between the Company and GTE Data Services GmbH, dated as of December 9, 1997 (incorporated herein by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1998).

10.7 Amendment to the Company's 1997 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Company's Proxy Statement for Annual Meeting of Shareholders dated February 14, 2000).

10.8 Amendment to the Company's Certificate of Incorporation (incorporated herein by reference to Exhibit 10.8 to the Company's Proxy Statement for Annual Meeting of Shareholders dated February 14, 2000).

27      Financial Data Schedule.


(b) Reports of Form 8-K. No reports on Form 8-K were filed for the three months ended March 31, 2000.

                               CYBER DIGITAL, INC.
                              FINANCIAL STATEMENTS

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

Independent Auditors' Report.......................................        F-1

Financial Statements

   Balance Sheets..................................................        F-2

   Statements of Operations........................................        F-3

   Statements of Changes in Shareholders' Equity...................        F-4

   Statements of Cash Flows........................................        F-5

   Notes to Financial Statements................................... F-6 - F-16



  All schedules omitted are not required, not applicable, or the information is provided in the financial statements or notes therein.

A L B R E C H T , V I G G I A N O , Z U R E C K
       & C O M P A N Y , P . C .

                                                    CERTIFIED PUBLIC ACCOUNTANTS
                                                                25 SUFFOLK COURT
                                                             HAUPPAUGE, NY 11788
                                                                  (631) 434-9500


                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
Cyber Digital, Inc.
Hauppauge, New York

We have audited the accompanying balance sheets of Cyber Digital, Inc. as of March 31, 2000 and 1999 and the related statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the accompanying financial statements referred to in the first paragraph presents fairly, in all material respects, the financial position of Cyber Digital, Inc. as of March 31, 2000 and 1999 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Albrecht, Viggiano, Zureck and Company, P. C.


Hauppauge, New York
June 20, 2000

                               CYBER DIGITAL, INC.
                                 BALANCE SHEETS
                                    March 31,

                                                                        2000           1999
                                                                    ------------    ------------
ASSETS

Current Assets
  Cash and cash equivalents                                         $  1,650,801    $    246,832
  Accounts receivable, net                                                 5,078             -0-
  Inventories                                                            592,125         482,633
  Prepaid and other current assets                                        52,990          29,190
                                                                    ------------    ------------

                                     Total Current Assets              2,300,994         758,655

Property and Equipment, net                                              201,781         250,809

Other Assets                                                              21,750          14,350
                                                                    ------------    ------------
                                                                    $  2,524,525    $  1,023,814
                                                                    ============    ============
LIABILITIES AND SHAREHOLDERS'  EQUITY

Current Liabilities
  Accounts payable, accrued expenses, and taxes                     $    283,232    $    123,981
                                                                    ------------    ------------
                                Total Current Liabilities                283,232         123,981
                                                                    ------------    ------------

Commitments and Contingencies

Shareholders' Equity
  Preferred stock - $.05 par value; cumulative,
    convertible and participating; authorized 10,000,000 shares
      Series A;  issued  and  outstanding -none at March 31, 2000
        and 1999                                                             -0-             -0-
      Series  B-1 issued and outstanding -0- and 2,420 shares
        at March 31, 2000 and 1999, respectively                             -0-             121
      Series B-2 issued and outstanding - none at March 31, 2000
        and 1999                                                             -0-             -0-
      Series C; issued and outstanding - 310 and -0- shares at
        March 31, 2000 and 1999, respectively                                 16             -0-
      Series  D-1; issued and outstanding - 851 and -0- shares at
        March 31, 2000 and 1999, respectively                                 43             -0-
Common stock - $.01 par value; authorized 60,000,000
    shares; issued and outstanding 19,199,807 and 17,386,053
      shares at March 31, 2000 and 1999, respectively                    191,998         173,861
  Additional paid-in capital                                          17,574,905      14,161,764
  Accumulated deficit                                                (15,525,669)    (13,435,913)
                                                                    ------------    ------------
                                                                       2,241,293         899,833
                                                                    ------------    ------------
                                                                    $  2,524,525    $  1,023,814
                                                                    ============    ============

                 See accompanying notes to financial statements.

                               CYBER DIGITAL, INC.
                            STATEMENTS OF OPERATIONS
                              Years ended March 31,

                                                                   2000           1999
                                                              ------------    ------------
Net Sales                                                     $      6,497    $    279,926

Cost of Sales                                                        3,672         134,899
                                                              ------------    ------------

                                             Gross Profit            2,825         145,027
                                                              ------------    ------------

Operating Expenses
  Selling, general and administrative expenses                   1,379,924       1,682,368
  Research and development                                         633,358         650,072
                                                              ------------    ------------


                                 Total Operating Expenses        2,013,282       2,332,440
                                                              ------------    ------------
                                     Loss from Operations       (2,010,457)     (2,187,413)
                                                              ------------    ------------

Other Income (Expense)
  Interest income                                                   56,126          58,395
  Loss on disposal of fixed assets                                  (6,670)            -0-
  Other expense                                                        -0-          (4,361)
  Bad debt expense                                                     -0-        (355,012)
                                                              ------------    ------------

                             Total Other Income (Expense)           49,456        (300,978)

                                 Loss Before Income Taxes       (1,961,001)     (2,488,391)

Provision (Benefit) for Income Taxes                                  (301)          4,513
                                                              ------------    ------------

                                                 Net Loss     $ (1,960,700)   $ (2,492,904)

                                 Preferred Stock Dividend         (129,056)       (268,908)
                                                              ------------    ------------

                  Income Available to Common Shareholders       (2,089,756)     (2,761,812)
                                                              ============    ============

Net Loss Per Share of Common Stock (See Note 5)

                               Loss from Operations - Basic   $       (.11)   $       (.13)
                                                              ============    ============
                                                    Diluted   $       (.11)   $       (.13)
                                                              ============    ============
                                           Net Loss - Basic   $       (.11)   $       (.16)
                                                              ============    ============
                                                   Diluted    $       (.11)   $       (.16)
                                                              ============    ============
Weighted average number of common shares outstanding            18,517,456      17,386,053
                                                              ============    ============

     See accompanying notes to financial statements.

                               CYBER DIGITAL, INC.
                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                       Years ended March 31, 2000 and 1999

                                                                               Preferred Stock
                                                    --------------------------------------------------------------------------
                                                         Series A            Series B-1        Series B-2           Series C
                                                    -----------------     ----------------   ---------------    --------------
                                                    Shares     Amount     Shares    Amount   Shares   Amount    Shares   Amount
                                                    ------     ------     ------    ------   ------   ------    ------   ------
Balance at April 1, 1998                              -0-   $    -0-     2,200   $    110       -0-     -0-      -0-  $   -0-

10% Preferred stock dividend - Series B-1                                  220         11

Net Loss

Balance at March 31, 1999                             -0-   $    -0-     2,420   $    121       -0-   $ -0-      -0-  $   -0-

Exercise of stock options

Preferred stock dividend - Series B-1

Conversion of Series B-1 Preferred Stock                                (2,420)      (121)

Issuance of 6% Series C Preferred Stock                                                                         310       16

Issuance of 8% Series D-1 Preferred Stock

Preferred stock dividend - Series D-1

Conversion of Series D-1 Preferred Stock

Net Loss
                                                     ------ --------        ---  ---------      ---   -----     ---   -----------
Balance at March 31, 2000                             -0-   $    -0-        -0-  $     -0-      -0-   $ -0-     310   $   16
                                                     ====== ========        ===  =========      ===   =====     ===   ===========

                                             Preferred Stock
                                             ---------------
                                               Series D-1           Common Stock          Additional                      Total
                                             -------------        -----------------        Paid-in     Accumulated     Shareholders
                                             Shares  Amount       Shares     Amount        Capital       Deficit          Equity
                                             ------  ------       ------     ------        -------       -------          ------
Balance at April 1, 1998                        -0-  $   -0-    17,386,053   $173,861   $ 13,892,867   $(10,674,101)   $  3,392,737

10% Preferred stock dividend - Series B-1                                                    268,897       (268,908)            -0-

Net Loss                                                                                                 (2,492,904)     (2,492,904

Balance at March 31, 1999                       -0-  $   -0-    17,386,053    173,861   $ 14,161,764   $(13,435,913)   $    899,833

Exercise of stock options                                          242,000      2,420        289,740                        292,160

Preferred stock dividend - Series B-1                               23,860        238         69,608        (69,846)            -0-

Conversion of Series B-1 Preferred Stock                           837,370      8,374         (8,253)                           -0-

Issuance of 6% Series C Preferred Stock                                                      309,984                        310,000

Issuance of 8% Series D-1 Preferred Stock    3,000      150                                2,699,850                      2,700,000

Preferred stock dividend - Series D-1                              19,395        194          59,016        (59,210)            -0-

Conversion of Series D-1 Preferred Stock    (2,149)    (107)      691,129      6,911          (6,804)                           -0-

Net Loss                                                                                                 (1,960,700)     (1,960,700
                                               ---   ------     ----------   --------   ------------   ------------    ------------
Balance at March 31, 2000                      851   $   43     19,199,807   $191,998   $ 17,574,905   $(15,525,669)   $  2,241,293
                                               ===   ======     ==========   ========   ============   ============    ============

                 See accompanying notes to financial statements.

                               CYBER DIGITAL, INC.
                            STATEMENTS OF CASH FLOWS
                              Years ended March 31,

                                                                2000            1999
                                                              -----------    -----------
Cash Flows from Operating Activities
  Net loss                                                    $(1,960,700)   $(2,492,904)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
    Depreciation                                                   71,663         69,598
    Loss on disposal of property and equipment                      6,670            -0-
    Bad debt expense                                                  -0-        355,012
    (Increase) decrease in operating assets:
     Accounts receivable                                           (5,078)        28,591
     Inventories                                                 (109,492)       (34,883)
     Prepaid and other current assets                             (23,800)        (5,645)
     Other assets                                                  (7,400)           -0-
    Increase (decrease) in operating liabilities:

     Accounts payable, accrued expenses, and taxes                159,251        (16,968)
                                                              -----------    -----------

                    Net Cash Used in Operating Activities      (1,868,886)    (2,097,199)
                                                              -----------    -----------

Cash Flows from Investing Activities
  Purchase of equipment                                           (29,305)       (92,442)
                                                              -----------    -----------

                    Net Cash Used in Investing Activities         (29,305)       (92,442)
                                                              -----------    -----------

Cash Flows from Financing Activities
  Exercise of common stock options                                292,160            -0-
  Issuance of preferred stock                                   3,010,000            -0-
                                                              -----------    -----------

                Net Cash Provided by Financing Activities       3,302,160            -0-
                                                              -----------    -----------

       Net Increase (Decrease) in Cash and Cash Equivalents     1,403,969     (2,189,641)

Cash and Cash Equivalents at Beginning of Period                  246,832      2,436,473
                                                              -----------    -----------

               Cash and Cash Equivalents at End of Period     $ 1,650,801    $   246,832
                                                              ===========    ===========

Supplemental Disclosures of Cash Flow Information
  Cash paid during the period for:
    Income taxes                                              $     4,424    $     4,140
    Interest                                                          -0-            -0-

     See accompanying notes to financial statements.

                               CYBER DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Description of Business

Cyber Digital, Inc. (the "Company") was incorporated in the state of New York in April 1983. The Company designs, develops, manufactures and markets digital switching, internet and networking systems that enable simultaneous communication of voice and data to a large number of users. The Company's systems are based on its proprietary software technology which permits "modemless" transmission of data between a variety of incompatible and dissimilar end-user equipment, such as personal computers, printers, work stations and data terminals, over standard telephone lines.

Operating and Financing Matters

Since inception, the Company has devoted substantial resources to the design and development of the Company's systems and technology. As such, the Company has not achieved revenue growth and has incurred operating losses. At March 31, 2000, the Company had an accumulated deficit of $15,525,669 and a shareholders' equity of $2,241,293. The increase in equity from March 31, 1999 to March 31, 2000 is due mainly to a private placement of Series C and Series D-1 preferred stock completed during the fiscal year ended March 31, 2000. The Company had working capital of $2,017,762 at March 31, 2000 relating largely to cash and cash equivalents from this year's stock issuances as discussed in Note 7. The Company historically has generated sufficient cash flow to support its operations mainly from these issuances of debt and equity securities. The Company anticipates additional issuances of debt and/or equity in the future.

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

                               CYBER DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS

Note  1  -  Summary  of  Significant  Accounting  Policies (continued)

Accounts Receivable

Accounts receivable are presented net of a zero allowance for doubtful accounts at March 31, 2000 and 1999. The allowance is based on prior experience and management's evaluation of the collectibility of accounts receivable. Management believes that the allowance is adequate. However, additions to the allowance may be necessary based on changes in economic conditions.

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

Revenue Recognition

The Company recognizes product system sales upon shipment and acceptance by the customer. Component parts and software sales are recognized upon shipment to the customer. The company also recognizes monthly income from the billing of internet services to its customers.

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

Note 2 - Inventories

At March 31, inventories consist of:

                                                     2000         1999
                                                  ----------   ---------
               Raw materials                      $  528,221   $ 345,024
               Finished goods                         63,904     137,609
                                                  ----------   ---------
                                                  $  592,125   $ 482,633
                                                  ==========   =========

                               CYBER DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS

Note 3 - Property and Equipment

Major classes of property and equipment consist of the following at March 31:

                                        2000          1999       Useful Lives
                                    -----------   ------------   ------------
       Machinery and equipment      $   385,743   $    366,395        5 years
       Furniture and fixtures            66,262         68,271        7 years
       Leasehold improvements             4,786          4,786     lease term
                                    -----------   ------------

                                        456,791        439,452
       Less:  Accumulated depreciation  255,010        188,643
                                    -----------   ------------
                                    $   201,781   $    250,809
                                    ===========   ============

Note 4 - Other Assets

Other assets consist of various security deposits.

Note 5 - Earnings (Loss) Per Share

Earnings per share ("EPS") has been computed and presented pursuant to the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share.

                                                      2000           1999
                                                  ------------   --------

Net Loss                                          $ (1,960,700) $ (2,492,904)
Dividends paid on Preferred Stock                     (129,056)     (268,908)
                                                  ------------   ------------

Income Available to Common Shareholders           $ (2,089,756) $ (2,761,812)
                                                  ------------   ------------
Weighted Average Common Shares Outstanding          18,517,456     17,386,053
                                                  ------------   ------------

Basic EPS                                         $       (.11) $        (.16)
Diluted EPS                                       $       (.11) $        (.16)

Diluted earnings per share does not include any stock warrants, options, or convertible preferred stock as the inclusion of these items would be antidilutive to earnings per share.

                               CYBER DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS

Note 6 - Stock Option Plans

The Company's Board of Directors adopted, on November 7, 1997, the 1997 Stock Incentive Plan (the "1997 Plan"). The 1997 plan is a successor to the 1993 plan, which has been terminated. Under the terms of the 1997 Plan, 850,999 shares were reserved for issuance to officers, directors, other employees and consultants meeting certain qualifications. During March 2000, the 1997 plan was amended to increase the number of shares reserved for issuance from 850,999 to 2,850,999. Under the 1997 Plan, incentive stock options are granted at 100% of fair market value on the date of grant. The right to exercise the options accrues equally on each of the first, second, third and fourth anniversaries of the date of grant. Options granted under the plan expire on the day before the tenth anniversary of the plan.

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

In addition to these plans, the Company has issued non-qualified stock options and warrants upon the approval by the Board of Directors. Such options and warrants are granted at 100% of fair market value on the date of the grant. Information with respect to non-qualified stock options and warrants are summarized as follows:

                                                    Price           Shares

      Outstanding, April 1, 1999                $.38 to $10.00   2,559,013
       Granted                                  $2.72 to $6.00   1,521,888
       Canceled                                 $1.38 to $2.72    ( 18,000)
       Exercised                                $ .38 to $2.43    (242,000)
                                                               -----------
      Outstanding March 31, 2000                                 3,820,901
                                                               ===========
A summary of options and warrants as of March 31, 2000 follows:

                             Options Outstanding                   Options Exercisable
                 ------------------------------------------       -------------------
                                    Weighted
                                     Average     Weighted                 Weighted
                                    Remaining     Average   Exercisable   Average
    Range of        Outstanding    Contractual   Exercise      as of      Exercise
Exercise Prices     at 3/31/00        Life         Price     3/31/00       Price
---------------     ----------        ----         -----     -------       -----
   $0.75 to $1.43   1,015,000          5.35 $       0.96     902,500     $  0.98
   $2.43 to $3.00   1,275,000          8.56         2.68     421,146        2.65
   $3.31 to $3.31      10,000          9.33         3.31       1,250        3.31
   $4.00 to $4.50      20,000          4.29         4.25      15,833        4.28
   $5.70 to $6.00     651,888          3.48         5.89     194,256        5.96
   $6.35 to $10.00    849,013          1.28         6.46     777,741        6.46
                   ----------  ------------ ------------  ------------
                    3,820,901          5.20 $       3.62   2,312,726      $ 3.57
                   ==========  ============ ============  ============  ========

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

The following assumptions were employed to estimate the fair value of stock options granted:

                                      Fiscal Years Ended March 31,
                                      ----------------------------
                                          2000          1999
                                      -----------    -------
      Expected dividend yield             0.00%         0.00%
      Expected price volatilities        95.50%        96.00%
      Risk-free interest rate             6.30%         4.40%
      Expected life (years)               9.00          5.20

                               CYBER DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS

Note 6 - Stock Option Plans (continued)

For pro forma purposes, the estimated fair value of the Company's stock options is amortized over the options' vesting period. The Company pro forma information follows:

                                         2000            1999
                                      -----------    ------------
      Weighted average fair value of
        Options granted               $       0.46   $      0.05
      Net Loss
       As reported                    $(1,960,700)   $(2,492,904)
       Pro Forma                       (1,995,271)   (2,524,906)
      Net Loss Per Share
       As reported
         Basic                        $      (.11)  $     (0.16)
         Diluted                      $      (.11)  $     (0.16)
       Pro Forma
         Basic                        $      (.11)  $     (0.16)
         Diluted                      $      (.11)  $     (0.16)

Note  7  -  Convertible,   Cumulative  and   Participating Preferred Stock

In the fiscal year ended March 31, 1997, the Company completed two private placements of preferred stock. The Company sold 805 shares of 10% Series A preferred stock, priced at $10,000 per share. The Company also sold 2,000 shares of 10% Series B-1 preferred stock, priced at $1,000 per share.

In December 1998 and 1997, the Board of Directors declared and distributed a stock dividend on the preferred Series B-1 stock. The stock amounted to 220 and 200 shares of preferred Series B-1 stock at $1,000 per share, respectively. The stock dividends were equivalent to the 10% annual dividend on the preferred Series B-1 stock, plus $48,908 and $32,610 representing the beneficial conversion feature on the preferred stock dividend, respectively. During April 1999, all of the Company's outstanding Series B-1 preferred stock (2,420 shares) was converted into 837,370 shares of the Company's common stock. During April 1999, the Company paid a dividend to the Series B-1 preferred stockholders in the amount of $69,846. The Company paid this dividend through the issuance of 23,860 shares of the Company's common stock.

The 10% Series B-2 preferred stock is convertible into restricted common shares at a price which is the greater of (a) $7.50 per share or (b) 85% of the average closing price for the five days prior to the conversion date. As of March 31, 2000, this preferred stock remains unissued.

In July 1999, the Company completed a private placement of its 6% Series C preferred stock. The Company sold 310 shares at $1,000 per share. The private placement resulted in the Company receiving proceeds of $310,000. As of March 31, 2000, there are undeclared dividends of $13,850 on the Series C preferred stock.

The 6% Series C preferred stock is convertible into restricted common shares at a price to be determined based upon the following:

A. If the notice of conversion is given within ninety (90) days of issuance of the preferred shares, the conversion will be $6.00 per restricted common share.

                               CYBER DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS

Note  7  -  Convertible,   Cumulative  and   Participating
Preferred Stock (continued)

     B. If the notice of conversion is given after ninety (90) days of the issuance of the preferred shares, the conversion price will be the lesser of the fixed conversion price of $6.00 per restricted common share or eighty-five percent (85%) of the average closing price of the Company's common stock for the five trading days prior to the conversion date, but not less than 50% of the fixed conversion price.

The Company has a right to redeem the Series C preferred stock at a price of 120% of the original Series C issue price, plus all unpaid dividends at the date of redemption. However, the holder has the right to block the redemption by delivering a notice of conversion to the Company within seven (7) trading days of the stockholder's receipt of a notice of general redemption.

In September 1999, the Company completed a private placement of its 8% Series D-1 preferred stock. The Company sold 3,000 shares at $1,000 per share. The private placement resulted in proceeds of $2,700,000, which is net of the stock issuance costs. As of December 31, 1999, there are $33,947 of undeclared dividends on the outstanding Series D-1 preferred stock.

The 8% Series D-1 preferred stock is convertible into common shares at a price to be determined based upon the following:

     A. If the Company fails to list all its shares of common stock on the New York Stock Exchange, the NASDAQ SmallCap Market or the NASDAQ National Market within ninety (90) days of the original issuance date, the conversion price will be the lesser of:

          1) 115% of the arithmetic average of the closing bid price of the common stock for the ten (10) trading days preceding the issuance date.

          2) 80% of the lesser of the average of the three lowest closing sales prices of common stock during the twenty (20) consecutive trading days prior to the conversion or the closing bid price on such date.

     B. The Company has a right to redeem the Series D-1 preferred stock if the conversion price drops below $3.00 per share at the following prices:

          1) Prior to April 4, 2000, a price of $1,150 per share plus all accrued dividends.

          2) Between April 5, 2000 and October 4, 2000, a price of $1,200 per share plus all accrued dividends.

After October 4, 2000, the preferred stock cannot be redeemed by the Company. Subsequent to year end the Company redeemed 572 shares of the Series D-1 preferred stock, as discussed in Note 12.

During the fiscal year ended March 31, 2000, pursuant to an optional conversion of Series D-1 preferred stock, 2,149 shares were converted into 691,129 of common stock, leaving 851 shares outstanding. These shares were converted based upon the average closing price of the three lowest closing prices during the twenty (20) days prior to the conversion.

During the fiscal year ended March 31, 2000, the Company paid dividends in the amount of $59,210 to the Series D-1 preferred stockholders who converted their Series D-1 preferred stock. This dividend was paid through the issuance of 19,395 shares of the Company's common stock.

                   CYBER DIGITAL, INC.

              NOTES TO FINANCIAL STATEMENTS

Note 8 - Income Taxes

The Company has net operating loss carryforwards for tax purposes amounting to approximately $13 million that may be offset against future taxable income which expire through 2015. In addition, the Company has investment and research and development tax credits for tax purposes amounting to approximately $196,000 which expire through 2003.

Deferred income taxes are recognized for differences between the bases of assets and liabilities for financial statement and income tax purposes. The utilization of these tax attributes is contingent upon the Company's ability to generate future taxable income and tax before the tax attributes expire as well as Internal Revenue Code limitations. As a result, a valuation allowance equal to the full extent of the deferred tax asset has been established. The change in the deferred tax asset (as well as the valuation account) was approximately $784,000 for the fiscal year ended March 31, 2000.

The Company was subject to capital based taxes for New York State for the years ended March 31, 2000 and 1999.

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

Operating Leases

Effective April 1, 1999, the Company renewed its noncancelable operating lease that expired on March 31, 1999. This lease was renewed for a five year period with respect to the Company's executive offices and operations. Rent expense was $55,638 and $55,688 for the years ended March 31, 2000 and 1999, respectively.

In January 1998, the Company commenced a noncancelable operating lease that expires on February 28, 2000, with a renewal option for two additional, two year periods, with respect to the Company's Indiana office. In October 1998, the Company began subleasing their Indiana office on a month-to-month basis. Rent expense was $14,850 and $9,450 for the year ended March 31, 2000 and 1999, respectively. The expense for 1999 is net of sublease income. This lease was not renewed on February 28, 2000.

The Company also has noncancelable operating leases for vehicles. The monthly rental on the vehicles $1,404. The amount charged to expense was $14,217 and $12,676 for the years ended March 31, 2000 and 1999, respectively.

Effective December 1, 1999, the Company commenced a noncancelable operating lease that expires on November 30, 2004 with respect to the Company's offices in Woburn, Massachusetts. Rent expense was $7,951 for the fiscal year ended March 31, 2000.

Effective December 31, 1999, the Company commenced a noncancelable license agreement that expires on November 30, 2004 to install its telecommunications equipment in buildings in Woburn, Massachusetts. The monthly license fee of $2,600 is subject to various discounts if the Company meets certain criteria. The expense for the license agreement was $4,750 for the fiscal year ended March 31, 2000.

Future minimum rentals are as follows:

            For years ending March 31, 2001        $  112,361
                                       2002           109,712
                                       2003           110,028
                                       2004           109,637
                                       2005            29,923
                                                   ----------
                                                   $  471,661
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

Although, as of the issuance date, no legal action has commenced against the Company or its directors by Uniworld Communications Co., ("UCC"), a New York company, they have threatened the Company and its directors for a possible litigation arising due to the contention that the Company refused to remove restrictive legend on 500,000 shares of common stock of the Company held by UCC. The Company had issued 500,000 restricted shares to UCC pursuant to a stock option agreement. The Company believes that UCC's threatened claims, if any, are without merit and the Company will vigorously defend its position.

Note 10 - Segment Information and Significant Customers

Significant Customers

For the fiscal years ended March 31, 2000 and 1999, the Company had sales representing -0-% and 99% of its revenue from two customers, namely GTE Data Services GMBH and Sprint representing 79% and 20%, respectively, for the year ended March 31, 1999. The accounts receivable for these customers accounted for 0% of the total accounts receivable at March 31, 2000 and 1999.

Note 11 - Foreign Operations

During the fiscal year ended March 31, 1998, the Company formed a wholly owned subsidiary, Cyber Digital (India) Private Limited, under the rules and regulations of the Government of India. The subsidiary has not begun operations and has no assets as of March 31, 2000 and 1999.

Note 12 - Subsequent Events

Preferred Stock Conversion

During April 2000, 279 shares of the Company's outstanding Series D-1 preferred stock in accordance with terms discussed in Note 7 was converted into 179,811 shares of the Company's common stock.

During April 2000, the Company paid $11,600 of dividends through the issuance of 7,477 shares of the Company's common stock to the Series D-1 preferred stockholders who converted their preferred stock.

During April 2000, the Company redeemed 572 shares of its Series D-1 preferred stock in accordance with the terms discussed in Note 7. The redemption included a dividend of $23,820.

During June 2000, the Company entered into a noncancelable lease agreement for one year for premises located in New York, New York. The monthly lease payment is $1,200.

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  June 27, 2000

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

Signature                            Title                              Date

/s/ J.C. Chatpar              Chairman of the Board, President     June 27, 2000
------------------            and Chief Executive Officer
     J.C. Chatpar             (Principal Executive and
                              Financial Officer)


/s/ Dale A. Johnson           Controller and Treasurer             June 27, 2000
-------------------           (Principal Accounting Officer)
     Dale A. Johnson

/s/ Jack P. Dorfman           Director                             June 27, 2000
--------------------
     Jack P. Dorfman

/s/ Jatinder Wadhwa           Director                             June 27, 2000
-------------------
     Jatinder Wadhwa

/s/ Terry Jones               Director                             June 27, 2000
    -----------
     Terry Jones

/s/  Andrew Van Etten         Director                             June 27, 2000
---------------------
      Andrew Van Etten

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

10.5 Cyber Digital, Inc. 1997 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1998).

10.6 Contractor Agreement between the Company and GTE Data Services GmbH, dated as of December 9, 1997 (incorporated herein by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1998).

10.7 Amendment to the Company's 1997 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Company's Proxy Statement for Annual Meeting of Shareholders dated February 14, 2000).

10.8 Amendment to the Company's Certificate of Incorporation (incorporated herein by reference to Exhibit 10.8 to the Company's Proxy Statement for Annual Meeting of Shareholders dated February 14, 2000).

27      Financial Data Schedule.