Form 10QSB
period 2000-06-30
CYBER DIGITAL INC
filed 2000-08-14
CIK 721295

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended June 30, 2000

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934


                          Commission File No.: 0-13992

                               CYBER DIGITAL, INC.
                               -------------------
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

Yes [X]    No___

The number of shares of stock outstanding at August 10, 2000: 19,387,096 shares of Common Stock; par value $.01 per share.

                               CYBER DIGITAL, INC.
                                 BALANCE SHEETS

                                                         June 30,      March 31,
                                                           2000         2000
                                                       (Unaudited)     (Audited)
                                                       -----------     ---------
Current Assets

   Cash and cash equivalents                          $   389,938    $ 1,650,801
   Accounts Receivable                                      3,378          5,078
   Inventories                                            602,910        592,125
   Prepaid and other current assets                        55,376         52,990
                                                      -----------    -----------

           Total Current Assets                       $ 1,051,602    $ 2,300,994
                                                      -----------    -----------
Property and Equipment, Net

   Equipment                                          $   398,193    $   385,743
   Furniture and Fixtures                                  68,589         66,262
   Leasehold Improvements                                   4,786          4,786
                                                      -----------    -----------
                                                      $   471,568    $   456,791
   Accumulated depreciation                               273,354        255,010
                                                      -----------    -----------

            Total Property and Equipment              $   198,214    $   201,781
                                                      -----------    -----------

Other Assets                                          $    30,124    $    21,750
                                                      -----------    -----------

                                                      $ 1,279,940    $ 2,524,525
                                                      ===========    ===========


         The accompanying notes are an integral part of these statements


                               CYBER DIGITAL, INC.
                                 BALANCE SHEETS

                                                                                 June 30,           March 31,
                                                                                   2000                 2000
                                                                                (Unaudited)         (Audited)
                                                                                -----------         ---------
LIABILITIES AND SHAREHOLDERS'  EQUITY

Current Liabilities
   Accounts payable, accrued expenses, and taxes                              $       235,810    $       283,232
                                                                              ---------------    ---------------

                            Total Current Liabilities                         $       235,810    $       283,232
                                                                              ---------------    ---------------
Commitments and Contingencies

Shareholders' Equity
   Preferred stock - $.05 par value; cumulative, convertible and participating; authorized 10,000,000 shares
       Series A; issued and outstanding - none at June 30, 2000
         and March 31, 2000                                                               -0-                -0-
       Series B-1 issued and outstanding - none at June 30, 2000
        and March 31, 2000                                                                -0-                -0-
       Series B-2 issued and outstanding - none at June 30, 2000
         and March 31, 2000                                                               -0-                -0-
       Series C issued and outstanding - 310 shares at June 30,
         2000 and  March 31, 2000                                                         16                 16
       Series D-1 issued and outstanding - none at June 30, 2000
         and 851 shares at March 31, 2000                                                 -0-                 43
   Common stock - $.01 par value; authorized 30,000,000
     shares; issued and outstanding 19,387,096 shares
       at June 30, 2000 and 19,199,807 at March 31, 2000,
       respectively                                                                   193,871            191,998
   Additional paid-in capital                                                      17,069,876         17,574,905
   Accumulated deficit                                                            (16,219,633)       (15,525,669)
                                                                              ---------------    ---------------

                                                                              $     1,044,130    $     2,241,293
                                                                              ---------------    ---------------

                                                                              $     1,279,940    $     2,524,525
                                                                              ===============    ===============

         The accompanying notes are an integral part of these statements



                               CYBER DIGITAL, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                           Three months ended
                                                                                 June 30,
                                                                           2000             1999
                                                                     --------------   ---------------
Net Sales                                                            $       12,254    $         -0-

Cost of Sales                                                                 8,697            16,481
                                                                     --------------    --------------

   Gross Profit (Loss)                                               $        3,557    $     (16,481)
                                                                     --------------    --------------

Operating Expenses

   Selling, general and administrative expenses                      $      374,336    $     200,969
   Research and development                                                 128,498           101,692
                                                                     --------------    -------------

Total Operating Expenses                                             $      502,834    $     302,661
                                                                     --------------     -------------

Loss from Operations                                                 $     (499,277)   $    (319,142)

Other Income, net                                                            12,333             1,285
                                                                     --------------    -------------

Net Loss                                                             $     (486,944)   $    (317,857)

Preferred Stock Dividends                                                   (35,419)              -0-
                                                                     --------------    --------------

Loss Available to Common Stockholders                                $     (522,363)   $     (317,857)
                                                                     ==============    ==============

Earnings (loss) per common and common equivalent share Basic         $        (0.03)   $        (0.02)
                                                                     ==============    ==============
   Diluted                                                           $        (0.03)   $        (0.02)
                                                                     ==============    ==============

Weighted average number of common shares outstanding                     19,387,096        18,247,283
                                                                     ==============    ==============

         The accompanying notes are an integral part of these statements


                               CYBER DIGITAL, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                 Three months ended
                                                                                      June 30,
                                                                                2000            1999
                                                                            -----------    ------------
Cash Flows from Operating Activities

   Net loss                                                                $    (486,944)   $    (317,857)
   Adjustments to reconcile net loss to
       net cash used in operating activities:
     Depreciation                                                                 18,259           18,314
     Amortization                                                                     85               85
(Increase) decrease in operating assets:
       Accounts receivable                                                         1,700             (800)
       Inventories                                                               (10,785)          (2,053)
       Prepaid expenses                                                           (2,386)           4,777
       Other assets                                                               (8,374)              -0-
     Increase (decrease) in operating liabilities:
       Accounts payable and accrued expenses                                     (47,422)         (49,922)
                                                                           --------------   --------------

             Net Cash Used in Operating Activities                         $    (535,867)   $    (347,456)
                                                                           --------------   --------------
Cash Flows from Investing Activities
   Purchase of equipment                                                   $     (12,450)   $      (2,088)
   Purchase of furniture and fixtures                                             (2,327)              -0-
                                                                           --------------   --------------

             Net Cash Used in Investing Activities                         $     (14,777)   $      (2,088)
                                                                           --------------   --------------
Cash Flows from Financing Activities
   Issuance of preferred stock                                             $         -0-    $     210,000
   Redemption of preferred stock                                               (686,400)               -0-
   Preferred Stock Dividends                                                    (23,819)               -0-
                                                                           -------------    --------------

          Net Cash (Used) Provided by  Financing Activities                $   (710,219)    $     210,000
                                                                           -------------    -------------

              Net Decrease in Cash and Cash Equivalents                    $ (1,260,863)   $    (139,544)

Cash and Cash Equivalents at Beginning of Period                               1,650,801          246,834
                                                                           -------------    -------------

              Cash and Cash Equivalents at End of Period                   $     389,938    $     107,290
                                                                           =============    =============

Supplemental  Disclosures of Cash Flow  Information  Cash paid during the period for:
     Income taxes                                                          $         460    $       4,424
                                                                           =============    =============
     Preferred stock dividend issued in common stock                       $      11,600    $         -0-
                                                                           =============    ==============

         The accompanying notes are an integral part of these statements

                               CYBER DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending March 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the fiscal year ended March 31, 2000.


NOTE 2 - INVENTORIES


Inventory of purchased parts for eventual resale to customers are valued at the lower of cost or market, as determined by the first-in, first-out (FIFO) method and consisted of the following:

                                          June 30, 2000          March 31, 2000
                                          -------------          --------------
                    Raw Materials         $   539,166             $   528,221
                    Finished Goods             63,744                  63,904
                                          -----------             -----------
                                          $   602,910             $   592,125
                                          ===========             ===========

                                     PART 1

                      Management's Discussion and Analysis
                Of Financial Condition and Results of Operations

Overview

During the year ended March 31, 2000 ("Fiscal 2000"), we made a strategic shift to enter the fast growing, lucrative high-speed internet access market. We rapidly developed our Cyber Business Internet Gateway (CBIG) and Cyber Internet Access Network (CIAN) switch. We forged an alliance with AT&T Corporation to become a provider of high-speed internet access and to create Virtual Private Networks (VPN) for businesses using our Internet Protocol (IP) Frame Relay and Private Line based "broadband" technology. We have recently developed our Internet Protocol (IP) Frame Relay and Private Line infrastructure equipment to piggyback on AT&T's rapid deployment of Internet Protocol (IP) Frame Relay based "broadband" internet backbone.

During the quarter ended June 30, 2000, we developed and enhanced our digital "broadband" products, CIAN and CBIG, to expand our bandwidth offerings to include (i) Platinum Business Class Carrier Grade Service for mission critical applications, (ii) Gold Business Class Carrier Grade Service for designated connectivity, and (iii) Copper Business Class Carrier Grade Service for basic connectivity. International Data Corporation (IDC) estimates that the investment in U.S. market for network service provision by digital "broadband" means will grow from $17 billion in 1999 to $32 billion in 2003. Most of the investment in 1999 has been in the implementation of fiber optic Internet Protocol (IP) backbone network connecting major cities, such as AT&T's IP backbone. The next growth in investment is expected towards the implementation of digital "broadband" local transport, such as Cyber Digital's offerings, to connect corporate local area networks and PCs to IP backbone.

During the quarter ended June 30, 2000, we developed and enhanced our products to expand our firewall service offerings to include Internet Protocol encryption security (IPSec) in addition to previously developed IP tunneling, IP masquerading and IP packet filtering based on firewall products for virtual private network (VPN) applications. According to International Data Corporation
(IDC) U.S. IP VPN Service Market will grow from $0.2 billion in 1998 to $2.0 billion in 2002. In addition, IDC security survey indicates that 65% of users choose VPNs directly from product vendors, such as Cyber Digital.

According to International Data Corporation (IDC), there are six emerging new technology drivers, namely software application service providers, storage service providers, IT and web-site operations providers, network service providers, information appliances and B2B e-services. We are engaged in three out of six of these emerging new technology driver markets. These accomplishments by our company are significant, especially when viewed from the standpoint of rapid development of our proven products and services. We are early movers and we intend to take advantage of this position.

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

                      Management's Discussion and Analysis
                Of Financial Condition and Results of Operations


For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the fiscal year ended March 31, 2000. Readers are cautioned not to place undue reliance on these forward-looking statements, as refer to in the annual Form 10-KSB for the fiscal year ended March 31, 2000, which speak only as of the date hereof.

Results of Operations

Net sales for the quarter ended June 30, 2000 were $12,254 as compared to zero for the quarter ended June 30, 1999. Net sales were due to high speed Internet access service provided to customers who have signed at least one year contracts. Gross profit (loss) for the quarter ended June 30, 2000 was 29% of net sales as compared to (100%) for the quarter ended June 30, 1999. Fluctuations in gross profit margins are primarily attributable to price changes, changes in sales mix by product or distribution channel. Selling, general and administrative expenses increased $173,367 or 86% in the quarter ended June 30, 2000 as compared to the quarter ended June 30, 1999, primarily due to increases in marketing expenses. Research and development expenses for the quarter ended June 30, 2000 were $128,498 as compared to $101, 692 for the quarter ended June 30, 2000. Net loss for the quarter ended June 30, 2000 was $(486,944) or $(.03) per share as compared to $(317,857) or $(.02) per share for the quarter ended June 30, 1999.

Liquidity and Capital Resources

Total working capital decreased $1,201,970 to $815,792 for the quarter ended June 30, 2000 from $2,017,762 for the period ended March 31, 2000. The current ratio decreased to 4.5 to 1 as at June 30, 2000 from 8.1 to 1 as at March 31, 2000. Current levels of inventory are adequate to meet short term sales. There were no significant capital expenditures in the quarter ended June 30, 2000. Due to the completion of the Series A, Series B, Series C and Series D-1 Preferred Stock transactions, expected exercise of options and warrants and together with expected cash flow from operations, the Company believes its liquidity will be sufficient to meets its needs for the next 12 months. The Company believes that, if needed, it will be able to obtain additional funds required for future needs.


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

                      Management's Discussion and Analysis
                Of Financial Condition and Results of Operations


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

Although, as of the issuance date, no legal action has commenced against the Company or its directors by Uniworld Communications Co., (UCC"), a New York company, they have threatened the Company and its directors for a possible litigation arising due to the contention that the Company refused to remove restrictive legend on 500,000 shares of common stock of the Company held by UCC. The Company has issued 500,000 restricted shares to UCC pursuant to a stock option agreement. The Company believes that UCC's threatened claims, if any, are without merit and the Company will vigorously defend its position.


ITEM 2 - Changes in Securities and Use of Proceeds

None.

                      Management's Discussion and Analysis
                Of Financial Condition and Results of Operations


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

     11           Computation of Loss Per Share.

     27            Financial Data Schedule.

(b)  Reports of Form 8-K.

     No reports on Form 8-K were filed by the Registrant for the three months ended June 30, 2000.

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 CYBER DIGITAL, INC.


DATED:  August 11, 2000                          By: /s/ J.C. Chatpar
                                                     --------------------------
                                                 Chairman of the Board,
                                                 President, Principal Financial
                                                 Officer and Chief Executive
                                                 Officer

Index to Exhibits

(a)   Exhibits.

     3.3 Composite Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-QSB for the period ended December 31, 1996).

     3.4 Composite Amended and Restated By-Laws (incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 1997 (the "September 1997 Form 10-QSB")).

     10.6 Cyber Digital, Inc. 1993 Stock Incentive Plan (incorporated herein by reference to Exhibit 10(a) to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994).

     10.7 Amended and Restated Employment Agreement, dated as of August 4, 1997, between the Company and J.C. Chatpar (incorporated herein by reference to Exhibit 10.1 to the September 1997 Form 10-QSB).

     10.8 Manufacturing License Contract between the Company and National Telecommunications Co., dated as of December 4, 1995 (incorporated herein by reference to Exhibit 10(c) to the Company's Annual Report on Form 10-KSB/A for the fiscal year ended March 31, 1996)).

     10.9 Manufacturing License Contract between the Company and Gujarat Communications and Electronics, Ltd. dated as of May 30, 1996 (incorporated herein by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997).

     10.10 Cyber Digital, Inc. 1997 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31,
                  1998).

     10.9 Contractor Agreement between the Company and GTE Data Services GmbH, dated as of December 9, 1997 (incorporated herein by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1998).

     10.10 Amendment to the Company's 1997 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Company's Proxy Statement for Annual Meeting of Shareholders dated February 14, 2000).

     10.11 Amendment to the Company's Certificate of Incorporation (incorporated herein by reference to Exhibit 10.8 to the Company's Proxy Statement for Annual Meeting of Shareholders dated February 14, 2000).

     11           Computation of Loss Per Share.

     27           Financial Data Schedule.


(b)  Reports of Form 8-K.
     --------------------

     No reports on Form 8-K were filed by the Registrant for the three months ended June 30, 2000.

                                                                      Exhibit 11

                          COMPUTATION OF LOSS PER SHARE
                                   (Unaudited)


Weighted average shares outstanding
   Common Stock                                   19,387,096         18,247,283
   Common Stock Equivalents                             -0-                -0-
                                                  ----------         ----------

Weighted average common shares
   And equivalents                                19,387,096         18,247,283
                                                  ==========         ==========

Net loss                                            (486,944)          (317,857)

Preferred stock dividends                            (35,419)              -0-
                                                  ----------         ----------

Loss available to common stockholders               (522,363)          (317,857)
                                                  ==========         ==========
Loss per share:
   Basic                                               (0.03)             (0.02)
   Diluted                                             (0.03)             (0.02)