Form 10QSB
period 2000-09-30
CYBER DIGITAL INC
filed 2000-11-13
CIK 721295

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended September 30, 2000

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

Issuer's telephone number: (631) 231-1200
13

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X    No
    ---     ---

The number of shares of stock outstanding at September 30, 2000: 19,462,096 shares of Common Stock; par value $.01 per share.

                               CYBER DIGITAL, INC.
                                 BALANCE SHEETS


                                                                           September 30,   March 31,
                                                                              2000          2000
                                                                           (Unaudited)    (Audited)
Current Assets

   Cash and cash equivalents                                               $   53,068   $1,650,801
   Accounts Receivable                                                          4,867        5,078
   Inventories                                                                607,584      592,125
   Prepaid and other current assets                                            48,204       52,990
                                                                           ----------   ----------

                                                    Total Current Assets   $  713,723   $2,300,994
                                                                           ----------   ----------

Property and Equipment, Net

   Equipment                                                               $  401,458   $  385,743
   Furniture and Fixtures                                                      68,589       66,262
   Leasehold Improvements                                                       4,786        4,786
                                                                           ----------   ----------
                                                                           $  474,833   $  456,791
   Accumulated depreciation                                                   292,189      255,010
                                                                           ----------   ----------

                                            Total Property and Equipment   $  182,644   $  201,781
                                                                           ----------   ----------


Other Assets                                                               $   30,124   $   21,750
                                                                           ----------   ----------

                                                                           $  926,491   $2,524,525
                                                                           ==========   ==========

         The accompanying notes are an integral part of these statements

                               CYBER DIGITAL, INC.
                                 BALANCE SHEETS


                                                                                          September 30,    March 31,
                                                                                             2000            2000
                                                                                          (Unaudited)     (Audited)
LIABILITIES AND SHAREHOLDERS'  EQUITY

Current Liabilities
   Accounts payable, accrued expenses, and taxes                                       $    232,218    $    283,232
                                                                                       ------------    ------------

                                                           Total Current Liabilities   $    232,218    $    283,232
                                                                                       ------------    ------------

Commitments and Contingencies

Shareholders' Equity
   Preferred stock - $.05 par value; cumulative, convertible and participating; authorized 10,000,000 shares
       Series A; issued and outstanding - none at September 30, 2000
         and March 31, 2000                                                                     -0-             -0-
       Series B-1 issued and outstanding - none at September 30, 2000
        and March 31, 2000                                                                      -0-             -0-
       Series B-2 issued and outstanding - none at September 30, 2000
         and March 31, 2000                                                                     -0-             -0-
       Series C issued and outstanding - 310 shares at September 30,
         2000 and  March 31, 2000                                                                16              16
       Series D-1 issued and outstanding - none at September 30, 2000
         and 851 shares at March 31, 2000                                                       -0-              43
   Common stock - $.01 par value; authorized 30,000,000
     shares; issued and outstanding 19,462,096 shares
       at September 30, 2000 and 19,199,807 at March 31, 2000,
       respectively                                                                         194,621         191,998
   Additional paid-in capital                                                            17,144,125      17,574,905
   Accumulated deficit                                                                  (16,644,489)    (15,525,669)
                                                                                       ------------    ------------

                                                                                       $    694,273    $  2,241,293
                                                                                       ------------    ------------

                                                                                       $    926,491    $  2,524,525
                                                                                       ============    ============


         The accompanying notes are an integral part of these statements

                               CYBER DIGITAL, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                             Three  months ended
                                                                September  30,
                                                            2000           1999
                                                       ------------    ------------
Net Sales                                              $     13,828    $        -0-


Cost of Sales                                                 8,346             -0-
                                                       ------------    ------------


   Gross Profit                                        $      5,482    $        -0-
                                                       ------------    ------------


Operating Expenses

   Selling, general and administrative expenses        $    365,040    $    342,775
   Research and development                                  99,133         130,730
                                                       ------------    ------------

Total Operating Expenses                               $    464,173    $    473,505
                                                       ------------    ------------


Loss from Operations                                   $   (458,691)   $   (473,505)

Other Income, net                                            33,834           1,156
                                                       ------------    ------------


Net Loss                                               $   (424,857)   $   (472,349)
                                                       ============    ============

Net Loss Per Share of Common Stock
   Net Loss-Basic                                      $      (0.02)   $      (0.03)
                                                       ============    ============
   Net Loss-Diluted                                    $      (0.02)   $      (0.03)
                                                       ============    ============

Weighted average number of common shares outstanding     19,399,391      18,016,873
                                                       ============    ============

         The accompanying notes are an integral part of these statements

                               CYBER DIGITAL, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                             Six months ended
                                                              September 30,

                                                           2000           1999
                                                       ------------    ------------
Net Sales                                              $     26,082    $        -0-


Cost of Sales                                                17,043             -0-
                                                       ------------    ------------


   Gross Profit                                        $      9,039    $        -0-
                                                       ------------    ------------


Operating Expenses

   Selling, general and administrative expenses        $    739,376    $    575,488
   Research and development                                 227,631         217,149
                                                       ------------    ------------

Total Operating Expenses                               $    967,007    $    792,637
                                                       ------------    ------------


Loss from Operations                                   $   (957,968)   $   (792,637)

Other Income, net                                            46,167           2,441
                                                       ------------    ------------


Net Loss                                               $   (911,801)   $   (790,196)
                                                       ------------    ------------

Net Loss Per Share of Common Stock
   Net Loss-Basic                                      $      (0.05)   $      (0.04)
                                                       ============    ============
   Net Loss-Diluted                                    $      (0.05)   $      (0.04)
                                                       ============    ============

Weighted average number of common shares outstanding     19,399,391      18,016,873
                                                       ============    ============


         The accompanying notes are an integral part of these statements

                               CYBER DIGITAL, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                            Six months ended
                                                                                              September 30,
                                                                                          2000          1999
                                                                                       -----------    -----------
Cash Flows from Operating Activities
   Net loss                                                                            $  (911,801)   $  (790,196)
   Adjustments to reconcile net loss to
       net cash used in operating activities:
     Depreciation                                                                           37,009         35,873
     Amortization                                                                              170            170
(Increase) decrease in operating assets:
       Accounts receivable                                                                     211            -0-
       Inventories                                                                         (15,459)       (10,332)
       Prepaid expenses                                                                      4,786          1,465
       Other assets                                                                         (8,374)           -0-
     Increase (decrease) in operating liabilities:
       Accounts payable and accrued expenses                                               (51,014)        42,604
                                                                                       -----------    -----------

                                               Net Cash Used in Operating Activities   $  (944,472)   $  (720,416)
                                                                                       -----------    -----------

Cash Flows from Investing Activities
   Purchase of equipment                                                               $   (15,715)   $    (5,466)
   Purchase of furniture and fixtures                                                       (2,327)           -0-
                                                                                       -----------    -----------

                                               Net Cash Used in Investing Activities   $   (18,042)   $    (5,466)
                                                                                       -----------    -----------

Cash Flows from Financing Activities
   Issuance of preferred stock                                                               $ -0-    $ 3,010,000
   Redemption of preferred stock                                                          (686,400)           -0-
   Preferred Stock Dividends                                                               (23,819)           -0-
   Issuance of common stock                                                                 75,000        257,600
                                                                                       -----------    -----------

          Net Cash (Used) Provided by  Financing Activities                            $  (635,219)   $ 3,267,600
                                                                                       -----------    -----------

                                           Net Decrease in Cash and Cash Equivalents   $(1,597,733)   $ 2,541,718

Cash and Cash Equivalents at Beginning of Period                                         1,650,801        246,832
                                                                                       -----------    -----------

                                          Cash and Cash Equivalents at End of Period   $    53,068    $ 2,788,550
                                                                                       ===========    ===========

Supplemental Disclosures of Cash Flow Information Cash paid during the period for:
     Income taxes                                                                      $       460    $     4,424
                                                                                       ===========    ===========
     Preferred stock dividend issued in common stock                                   $    11,600    $       -0-
                                                                                       ===========    ===========

         The accompanying notes are an integral part of these statements

                               CYBER DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS



NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending March 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the fiscal year ended March 31, 2000.



NOTE 2 - INVENTORIES


Inventory of purchased parts for eventual resale to customers are valued at the lower of cost or market, as determined by the first-in, first-out (FIFO) method and consisted of the following:

                              September 30, 2000               March 31, 2000
                              ------------------               --------------
         Raw Materials    $             548,257             $            528,221
         Finished Goods                  59,327                           63,904
                                         ------                           ------
                          $             607,584             $            592,125
                                        =======                          =======

                                     PART 1

                      Management's Discussion and Analysis
                Of Financial Condition and Results of Operations

Overview

Cyber Digital, Inc. (the "Company") is a manufacturer, software developer and provider of a vast array of high performance Internet infrastructure equipment such as routers, gateways, firewalls and servers for the creation of distributive digital broadband and virtual private network (VPN) services. Cyber Digital, Inc. is also a manufacturer and software developer of advanced software driven distributive digital voice switching equipment employing SS7 or C7 signaling for private and public switched voice network operators worldwide, especially for developing countries. The Company's mission is to become the leading provider of distributive digital broadband products and services, and distributive digital voice switching products.

During the year ended March 31, 2000 ("Fiscal 2000"), the Company forged an alliance with AT&T Corporation to become a provider of high-speed Internet access and to create Virtual Private Networks (VPN) for businesses using Cyber Digital's Internet Protocol (IP) Frame Relay and Private Line based "broadband" technology. This "broadband" technology was used by the Company to rapidly develop its (a) Cyber Business Internet Gateway (CBIG), a unique gateway in the industry that combines all the functions and features required by the customer in one box, and (b) Cyber Internet Access Network (CIAN), a high performance distribution router, providing multiple business customers simultaneous network access. The Company developed its products to piggyback on AT&T's rapid deployment of Internet Protocol (IP) Frame Relay and Private Line based "broadband" Internet backbone.

In August 2000, Cyber Digital expanded the "firewall" or data security capabilities of its CBIG, from IP packet filtering, IP masquerading and IP tunneling to include IPSec, an industry-wide standard for assuring the privacy, integrity and authenticity of information crossing public IP networks. CBIG IPSec provides a cost-effective way of creating an enterprise-wide virtual private network (VPN) by enabling secure use of the Internet, based on the Company's proprietary technology that is compatible with any provider's standards-based IP backbone, including AT&T's rock solid IP backbone. CBIG's IPSec-based VPN capability eliminates the need for using expensive leased lines between businesses and corporate to branch offices. Cyber Digital's IPSec-based security offerings will also help accelerate the secure access and implementation of VPNs for B2B e-commerce companies. CBIG IPSec makes Internet "wiretapping" entirely impractical. According to International Data Corporation
(IDC), the U.S. IP VPN market is estimated to grow from $0.2 billion in 1998 to $2.0 billion in 2002. The CBIG IPSec product is available from Cyber Digital, Inc. as well as its distributors, resellers, and system integrators under the Company's alliance partner program.

In October 2000, the Company launched a new division, GoCyberWeb.com, to enter into lucrative web hosting business using its products in already established data centers in Hauppauge, NY, Woburn, MA, and Manhattan, NY. The Company's distributive digital broadband based web hosting business compliments its high-speed Internet access business by utilizing unused bandwidth during early years of deployment of products and services. The synergy created by combination of products and services substantially lowers the Company's capital investment in building a new distributive digital broadband infrastructure. According to Forrester Report, web hosting revenue is expected to grow from $1.4 billion in 1999 to $19.8 billion by 2004.

In October 2000, the Company signed a building access agreement with U.S. RealTel, Inc. to provide advanced digital broadband services. Under the terms of the agreement, Cyber Digital is permitted to offer its digital broadband services including high-speed Internet and data, web hosting, e-mail, video-conferencing, streaming video and multi-media services as well as secured VPN services, to more than

850 buildings in top 10 states. U.S. RealTel has master leased more than 8,000 properties from property owners, including prime commercial and industrial buildings for telecommunications services.

During the quarter ended September 30, 2000, as part of continuing research and development efforts, the Company enhanced its digital "broadband" products, CIAN and CBIG for local transport applications. International Data Corporation (IDC) estimates that the investment in U.S. market for network service provision by digital "broadband" means will grow from $17 billion in 1999 to $32 billion in 2003. Most of the investment in 1999 has been in the implementation of fiber optic Internet Protocol (IP) backbone network connecting major cities, such as AT&T's IP backbone. The next growth in investment is expected towards the implementation of digital "broadband" local transport, such as Cyber Digital's offerings, to connect corporate local area networks (LANs) and PCs to IP backbone.

According to International Data Corporation (IDC), there are six emerging new technology drivers, namely software application service providers, storage service providers, IT and web-site operations providers, network service providers, information appliances and B2B e-services. The Company is engaged in three out of six of these emerging new technology driver markets. These accomplishments by the Company are significant, especially when viewed from the standpoint of rapid development of its proven products and services. The Company is an early mover and it intends to take advantage of this position in a controlled manner.

The Company's business model was proven in last quarter of fiscal year 2000 when it rolled out its digital broadband services in Boston area and began generating recurring monthly revenues. As planned, it rolled its services in New York City in the summer of year 2000. It intends to implement a scalable nationwide network over the next 3 years, instead of previous plans over 10 years. The rollout will continue into 31 additional markets beginning in the spring of 2001. Ultimately, the Company expects to provide service in 33 of the nation's largest metropolitan areas, which contain 60% of the nation's local area networks.

For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the fiscal year ended March 31, 2000. Readers are cautioned not to place undue reliance on these forward-looking statements, as referred to in the annual Form 10-KSB for the fiscal year ended March 31, 2000, which speak only as of the date hereof.

Results of Operations

For Three Months Ended September 30, 2000

Net sales for the quarter ended September 30, 2000 were $13,828 as compared to zero for the quarter ended September 30, 1999. Net sales were due to high speed Internet access service provided to customers who have signed at least one year contracts. Gross profit for the quarter ended September 30, 2000 was 40% of net sales as compared to zero for the quarter ended September 30, 1999. Fluctuations in gross profit margins are primarily attributable to price changes, changes in sales mix by product or distribution channel. Selling, general and administrative expenses increased $22,265 or 6% in the quarter ended September 30, 2000 as compared to the quarter ended September 30, 1999, primarily due to increases in marketing expenses. Research and development expenses for the quarter ended September 30, 2000 were $99,133 as compared to $130,730 for the quarter ended September 30, 1999. Net loss for the quarter ended September 30, 2000 was $(424,857) or $(.02) per share as compared to $(472,349) or $(.03) per share for the quarter ended September 30, 1999.

For Six Months Ended September 30, 2000

Net sales for the six month period ended September 30, 2000 were $26,082 as compared to zero for the period ended September 30, 1999. Net sales were due to high speed Internet access service provided to customers who have signed at least one year contracts. Gross profit for the six month period ended September 30, 2000 was 35% of net sales as compared to zero for the period ended September 30, 1999. Selling, general and administrative expenses increased $163,888 or 28% in the period ended September 30, 2000 as compared to the period ended September 30, 1999. Research and development expenses for the period ended September 30, 2000 were $227,631 as compared to $217,149 for the period ended September 30, 1999. Net loss for the period ended September 30, 2000 was $(911,801) or $(.05) per share as compared to $(790,196) or $(.04) per share for the period ended September 30, 1999.

Liquidity and Capital Resources

Total working capital decreased $1,536,257 to $481,505 for the quarter ended September 30, 2000 from $2,017,762 for the period ended March 31, 2000. The current ratio decreased to 3.1 to 1 as at September 30, 2000 from 8.1 to 1 as at March 31, 2000. Current levels of inventory are adequate to meet short term sales. There were no significant capital expenditures in the quarter ended September 30, 2000. The Company expects to finance its operations through the exercise of options and warrants and together with the issuance of additional stock. The Company believes its liquidity will be sufficient to meets its needs for the next 12 months. The Company believes that, if needed, it will be able to obtain additional funds required for future needs.

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

                                     PART II

ITEM 1 - Legal Proceedings

On or about August 5, 1996, Brockington Securities, Inc. ("Brockington") commenced an action, in the Supreme Court of the State of New York, County of Suffolk, against the Company for wrongful termination of a purported agreement for investment banking services. Brockington is seeking damages in the amount of
(1) $775,000 based upon the alleged net aggregate value of the shares of the Company's common stock, par value $.01 per share (the "Common Stock"), upon which Brockington alleges it had a purchase option, and (2) $1 million for the alleged wrongful termination. The Company has asserted counterclaims based upon Brockington's wrongful conduct and is seeking damages in the amount of $428,000 or, in the alternative, recission of the alleged contract and the return of the 100,000 shares previously issued Brockington. The Company believes that Brockington's claims are without merit and intends to vigorously defend its position.

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

None.

                               CYBER DIGITAL, INC.


PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS IN FORM 8-K

A)   Exhibits

     3. Articles of Incorporations and By-Laws
    10. Material Contracts
    11. Computation of Loss Per Share
    27. Financial Data Schedule.

B)       Reports on Form 8-K

     No reports on Form 8-K were filed by the Registrant for the three months ended September 30, 2000.



                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  CYBER DIGITAL, INC.


DATED:  November 13, 2000                         By: \s\ J.C. Chatpar
                                                      ----------------
                                                  Chairman of the Board,
                                                  President, Principal Financial
                                                  Officer and Chief Executive
                                                  Officer