Form 10QSB
period 2000-12-31
CYBER DIGITAL INC
filed 2001-02-14
CIK 721295

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


 X       QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended December 31, 2000

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934


                          Commission File No.: 0-13992

                               CYBER DIGITAL, INC.
                 (Name of small business issuer in its charter)

              New York                                         11-2644640
   -------------------------------                        ---------------------
   (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization)                          Identification No.)


400 Oser Avenue, Hauppaupge, New York                             11788
--------------------------------------                            -----
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

The number of shares of stock outstanding at December 31, 2000: 19,462,096 shares of Common Stock; par value $.01 per share.

                               CYBER DIGITAL, INC.
                                 BALANCE SHEETS

                                                        December 31,  March 31,
                                                           2000         2000
                                                        (Unaudited)   (Audited)
                                                        -----------   ---------
Current Assets

   Cash and cash equivalents                          $    15,342    $ 1,650,801
   Accounts Receivable                                      4,635          5,078
   Inventories                                            609,612        592,125
   Prepaid and other current assets                        41,668         52,990
                                                      -----------    -----------

            Total Current Assets                      $   671,257    $ 2,300,994
                                                      -----------    -----------
Property and Equipment, Net

   Equipment                                          $   401,458    $   385,743
   Furniture and Fixtures                                  68,589         66,262
   Leasehold Improvements                                   4,786          4,786
                                                      -----------    -----------
                                                      $   474,833    $   456,791
   Accumulated depreciation                               311,040        255,010
                                                      -----------    -----------

                 Total Property and Equipment         $   163,793    $   201,781
                                                      -----------    -----------

Other Assets                                          $    30,124    $    21,750
                                                      -----------    -----------

                                                      $   865,174    $ 2,524,525
                                                      ===========    ===========


         The accompanying notes are an integral part of these statements

                               CYBER DIGITAL, INC.
                                 BALANCE SHEETS

                                                         December 31,  March 31,
                                                            2000         2000
                                                        (Unaudited)   (Audited)

LIABILITIES AND SHAREHOLDERS'  EQUITY

Current Liabilities
   Accounts payable, accrued expenses,
     taxes and other                                   $   445,346  $   283,232
                                                       -----------  -----------

                  Total Current Liabilities            $   445,346  $   283,232
                                                       -----------  -----------
Commitments and Contingencies

Shareholders' Equity
   Preferred stock - $.05 par value; cumulative,
     convertible and participating; authorized
       10,000,000 shares
       Series A; issued and outstanding - none at
         December 31, 2000 and March 31, 2000                   -0-          -0-
       Series B-1 issued and outstanding - none at
        December 31, 2000 and March 31, 2000                    -0-          -0-
       Series B-2 issued and outstanding - none at
         December 31, 2000 and March 31, 2000                   -0-          -0-
       Series C issued and outstanding - 310
         shares at December 31, 2000 and
         March 31, 2000                                         16           16
       Series D-1 issued and outstanding -
         none at December 31, 2000 and 851 shares
         at March 31, 2000                                      -0-          43
   Common stock - $.01 par value; authorized 30,000,000
     shares; issued and outstanding 19,462,096 shares
       at December 31, 2000 and 19,199,807 at
       March 31, 2000, respectively                        194,621      191,998
     Additional paid-in capital                         17,144,125   17,574,905
   Accumulated deficit                                 (16,918,934) (15,525,669)
                                                       -----------   ----------
                                                       $   419,828  $ 2,241,293
                                                       -----------   ----------
                                                       $   865,174  $ 2,524,525
                                                       ===========   ==========

         The accompanying notes are an integral part of these statements

                               CYBER DIGITAL, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                           Three months ended
                                                               December 31,
                                                           2000        1999
                                                         --------    ---------

Net Sales                                              $     8,381   $      -0-

Cost of Sales                                                3,691          -0-
                                                        -----------  ----------

   Gross Profit                                        $     4,690   $      -0-
                                                       -----------   ----------
Operating Expenses

   Selling, general and administrative expenses        $   211,450   $  404,357
   Research and development                                 69,263      111,263
                                                       -----------   ----------

Total Operating Expenses                               $   280,713   $  515,620
                                                       -----------   ----------

Loss from Operations                                   $  (276,023)  $ (515,620)

Other Income, net                                            1,579       28,620
                                                       -----------   ----------

Net Loss                                               $  (274,444)  $ (487,000)
                                                       ===========   ==========
Net Loss Per Share of Common Stock
   Net Loss-Basic                                      $     (0.01)  $    (0.03)
                                                       ===========   ==========
   Net Loss-Diluted                                    $     (0.01)       (0.03)
                                                       ===========   ==========

Weighted average number of common shares outstanding    19,420,369   18,486,901
                                                       ===========   ==========

         The accompanying notes are an integral part of these statements

                               CYBER DIGITAL, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                           Nine months ended
                                                              December 31,
                                                          2000          1999
                                                        ---------     --------

Net Sales                                             $     34,463  $       -0-

Cost of Sales                                               20,734          -0-
                                                      ------------  -----------

   Gross Profit                                       $     13,729  $       -0-
                                                      ------------  -----------
Operating Expenses

   Selling, general and administrative expenses       $    950,826  $ 1,012,926
   Research and development                                296,894      295,334
                                                      ------------  -----------

Total Operating Expenses                              $  1,247,720  $ 1,308,260
                                                      ------------  -----------

Loss from Operations                                  $ (1,233,991) $(1,308,260)

Other Income, net                                           47,746       31,065
                                                      ------------  -----------

Net Loss                                              $ (1,186,245) $(1,277,195)
                                                      ------------  -----------
Net Loss Per Share of Common Stock
   Net Loss-Basic                                     $      (0.06) $     (0.07)
                                                      ============  ===========
   Net Loss-Diluted                                   $      (0.06) $     (0.07)
                                                      ============  ===========

Weighted average number of common shares outstanding    19,420,369   18,486,901
                                                      ============  ===========

         The accompanying notes are an integral part of these statements


                               CYBER DIGITAL, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                            Nine months ended
                                                                                              December 31,
                                                                                         2000             1999
                                                                                     ------------     ------------
Cash Flows from Operating Activities
   Net loss                                                                          $(1,186,245)      $(1,277,195)
   Adjustments to reconcile net loss to
       net cash used in operating activities:
     Depreciation                                                                         55,775            53,459
     Amortization                                                                            254               459
   (Increase) decrease in operating assets:
       Accounts receivable                                                                   443                -0-
       Inventories                                                                       (17,487)          (28,518)
       Prepaid expenses and other current assets                                          11,322             4,611
       Other assets                                                                       (8,374)           (7,400)
     Increase (decrease) in operating liabilities:
       Accounts payable and accrued expenses                                             162,114           (44,508)
                                                                                     -----------       -----------
          Net Cash Used in Operating Activities                                      $  (982,198)      $(1,299,092)
                                                                                     -----------       -----------
Cash Flows from Investing Activities
   Purchase of equipment                                                             $   (15,715)      $    (7,591)
   Purchase of furniture and fixtures                                                     (2,327)           (1,906)
                                                                                     -----------       -----------
          Net Cash Used in Investing Activities                                      $   (18,042)      $    (9,497)
                                                                                     -----------       -----------
Cash Flows from Financing Activities
   Issuance of preferred stock                                                       $        -0-      $ 3,010,000
   Redemption of preferred stock                                                        (686,400)               -0-
   Preferred Stock Dividends                                                             (23,819)               -0-
   Issuance of common stock                                                               75,000           257,600
                                                                                     -----------       -----------
          Net Cash (Used) Provided by  Financing Activities                          $  (635,219)      $ 3,267,600
                                                                                     -----------       -----------
                       Net Decrease in Cash and Cash Equivalents                     $(1,635,459)      $ 1,959,011

Cash and Cash Equivalents at Beginning of Period                                       1,650,801           246,832
                                                                                     -----------       -----------
                       Cash and Cash Equivalents at End of Period                    $    15,342       $ 2,205,843
                                                                                     ===========       ===========
Supplemental  Disclosures of Cash Flow  Information
   Cash paid during the period for:
     Income taxes                                                                    $       742       $     4,424
                                                                                     ===========       ===========
     Preferred stock dividend issued in common stock                                 $    11,600       $        -0-
                                                                                     ===========       ===========


         The accompanying notes are an integral part of these statements

                               CYBER DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ending March 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the fiscal year ended March 31, 2000.


NOTE 2 - INVENTORIES


Inventory of purchased parts for eventual resale to customers are valued at the lower of cost or market, as determined by the first-in, first-out (FIFO) method and consisted of the following:

                                           December 31, 2000     March 31, 2000
                                           -----------------     --------------
                    Raw Materials         $      550,285       $     528,221
                    Finished Goods                59,327              63,904
                                                  ------              ------
                                          $      609,612       $     592,125
                                                 =======             =======

                                     PART 1

                      Management's Discussion and Analysis
                Of Financial Condition and Results of Operations

Overview

Cyber Digital, Inc. (the "Company") is a manufacturer, software developer and provider of a vast array of high performance Internet infrastructure equipment such as routers, gateways, firewalls and servers for the creation of distributive digital broadband and virtual private network (VPN) applications and services. Cyber Digital, Inc. is also a manufacturer and software developer of advanced software driven distributive digital voice switching equipment employing SS7 or C7 signaling for private and public switched voice network operators worldwide, especially for developing countries. The Company's mission is to become the leading provider of distributive digital broadband products in the U.S., and distributive digital voice switching products to developing countries.

During the year ended March 31, 2000 ("Fiscal 2000"), the Company forged an alliance with AT&T Corporation to become a provider of high-speed Internet access and to create Virtual Private Networks (VPN) for businesses using Cyber Digital's Internet Protocol (IP) Frame Relay and Private Line based "broadband" technology. This "broadband" technology was used by the Company to rapidly develop its (a) Cyber Business Internet Gateway (CBIG), a unique gateway in the industry that combines all the functions and features required by the customer in one box, and (b) Cyber Internet Access Network (CIAN), a high performance distribution router, providing multiple business customers simultaneous network access. The Company developed its products to piggyback on AT&T's rapid deployment of Internet Protocol (IP) Frame Relay and Private Line based
"broadband" Internet backbone. Since, then as the Company has proven its Internet products, the main focus is to market its products through resellers and distributors, such as Internet Service Providers, Utilities companies and telecommunication service providers.

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

In October 2000, the Company launched a new division, GoCyberWeb.com, to prove its web hosting products such as its CNAME and CWEB servers and associated internally developed software. Since, then as the Company has proven its server products, the main focus is to market its products through resellers and distributors, such as Internet Service Providers, Utilities companies and telecommunication service providers. The Company's distributive digital broadband based web hosting server products compliment high-speed Internet access business by utilizing unused bandwidth during early years of deployment of products and services. The synergy created by combination of products and services substantially lowers an Internet Service Provider's capital investment in building a new distributive digital broadband infrastructure. According to Forrester Report, web hosting revenue is expected to grow from $1.4 billion in 1999 to $19.8 billion by 2004.

In October 2000, the Company signed a building access agreement with U.S. RealTel, Inc. to provide advanced digital broadband services. Under the terms of the agreement, Cyber Digital is permitted to offer its digital broadband services including high-speed Internet and data, web hosting, e-mail, video-conferencing, streaming video and multi-media services as well as secured VPN services, to more than 850 buildings in top 10 states. U.S. RealTel has master leased more than 8,000 properties from property owners, including prime commercial and industrial buildings for telecommunications services. The main focus is to market the Company's products to U.S. RealTel properties through resellers and distributors, such as Internet Service Providers, Utilities companies and telecommunication service providers, who wish to serve those properties.

In November 2000, the Company entered the Nigerian telecommunications market. The Company signed an agreement with Sidney Telecommunications (Nigeria) Ltd., a private company, to market, promote and sell Cyber Distributed Digital Central Office Exchanges (CDCO), Cyber Tandem Switch Exchanges (CTSX) and Cyber Switch PABX (CSX) throughout Nigeria. Under the terms of the agreement, Sidney Telecommunications will also market Cyber Digital's Exchanges to the Nigerian Telecommunication Ltd., (NITEL), the sole, government owned provider of public switched telephone network services in Nigeria. In order to enter the untapped Nigerian telecommunications market, Cyber Digital, Inc. has already registered Cyber Digital (Nigeria) Ltd., as its subsidiary and established its offices in the capital city of Abuja. With about 400,000 lines in operation, for a country with a population of 120 million people, the current telephone density in Nigeria is one of the lowest in the world. According to Sidney Telecommunications, NITEL's goal to increase telephone density through deployment of 2,000,000 lines by year 2003 can only be achieved by Cyber Digital's unique technology that renders rapid deployment coupled with affordability. With the assistance of Sidney Telecommunications, Cyber Digital, Inc. has bid on a public tender issued by NITEL for supply and installation of 10,000 digital lines, wherein Cyber Digital's offer was the lowest for $26 million. Payment terms are: 15% cash in advance, upon contract award, and 85% by irrevocable letter of credit upon shipment of digital exchanges. Supply and installation of digital exchanges are expected to be completed within nine months from the date of cash advance.

In January 2001, Sidney Telecommunications expanded into PABX market by introducing the Company's CSX PABX to government institutions. According to Sidney Telecommunications, it is expecting to receive a blanket order for 10,000 CSX PABX lines from one of the government institutions for a number of its offices. This initial order for 10,000 lines could reflect approximately $4 million in revenues. Payment terms are: 50% cash in advance, with the order, and 50% by irrevocable letter of credit upon shipment of CSX PABX.

In January 2001, the Company introduced simple-do-it-yourself installation software on its standalone Cyber Firewall (CFW) series IPSec firewall appliance for B2B e-commerce secure access and virtual private network applications. The CFW series firewall appliance is totally independent of customer's computing operating system platform. It is fully interoperable with Cisco Systems, Check Point Software Technologies, and Nortel Networks firewalls. According to International Data Corporation (IDC), the worldwide Internet firewall market will grow from $5 billion in 2000 to $11 billion in 2004. The CFW series IPSec firewall appliance will be marketed through major strategic partners, resellers and distributors on a worldwide basis.

During the quarter ended December 31, 2000, as part of continuing research and development efforts, the Company enhanced its digital "broadband" products, CIAN and CBIG for local transport applications. International Data Corporation (IDC) estimates that the investment in U.S. market for network service provision by digital "broadband" means will grow from $17 billion in 1999 to $32 billion in 2003. Most of the investment in 1999 has been in the implementation of fiber optic Internet Protocol (IP) backbone network connecting major cities, such as AT&T's IP backbone. The next growth in investment is expected towards the implementation of digital "broadband" local transport, such as Cyber Digital's offerings, to connect corporate local area networks (LANs) and PCs to IP backbone.

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

The Company's business model was proven in last quarter of fiscal year 2000 when it rolled out its digital broadband services in Boston area and began generating recurring monthly revenues. As planned, it rolled its services in New York City in the summer of year 2000. The Company's main focus is to market its products through resellers and distributors, such as Internet Service Providers, Utilities companies and telecommunication service providers who we hope will implement a scalable nationwide network over the next 3 years, instead of previous plans over 10 years.

For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the fiscal year ended March 31, 2000. Readers are cautioned not to place undue reliance on these forward-looking statements, as referred to in the annual Form 10-KSB for the fiscal year ended March 31, 2000, which speak only as of the date hereof.


Results of Operations

For Three Months Ended December 31, 2000

Net sales for the quarter ended December 31, 2000 were $8,381 as compared to zero for the quarter ended December 31, 1999. Net sales were due to high speed Internet access service provided to customers who have signed at least one year contracts. Gross profit for the quarter ended December 31, 2000 was 56% of net sales as compared to zero for the quarter ended December 31, 1999. Fluctuations in gross profit margins are primarily attributable to price changes, changes in sales mix by product or distribution channel. Selling, general and administrative expenses decreased $192,907 or 48% in the quarter ended December 31, 2000 as compared to the quarter ended December 31, 1999, primarily due to decreases in marketing expenses. Research and development expenses for the quarter ended December 31, 2000 were $69,263 as compared to $111,263 for the quarter ended December 31, 1999. Net loss for the quarter ended December 31, 2000 was $(274,444) or $(.01) per share as compared to $(487,000) or $(.03) per share for the quarter ended December 31, 1999.

For Nine Months Ended December 31, 2000

Net sales for the nine month period ended December 31, 2000 were $34,463 as compared to zero for the period ended December 31, 1999. Net sales were due to high speed Internet access service provided to customers who have signed at least one year contracts. Gross profit for the nine month period ended December 31, 2000 was 40% of net sales as compared to zero for the period ended December 31, 1999. Selling, general and administrative expenses decreased $62,100 or 6% in the period ended December 31, 2000 as compared to the period ended December 31, 1999. Research and development expenses for the period ended December 31, 2000 were $296,894 as compared to $295,334 for the period ended December 31, 1999. Net loss for the period ended December 31, 2000 was $(1,186,245) or $(.06) per share as compared to $(1,277,195) or $(.07) per share for the period ended December 31, 1999.

Liquidity and Capital Resources

Total working capital decreased $1,791,851 to $225,911 for the quarter ended December 31, 2000 from $2,017,762 for the period ended March 31, 2000. The current ratio decreased to 1.5 to 1 as at December , 2000 from 8.1 to 1 as at March 31, 2000. Current levels of inventory are adequate to meet short term sales. There were no significant capital expenditures in the quarter ended December 31, 2000. The Company expects to finance its operations through the exercise of options and warrants and together with the issuance of additional stock. The Company believes its liquidity will be sufficient to meets its needs for the next 12 months, based upon its recent entry into the Nigerian market. The Company believes that, if needed, it will be able to obtain additional funds required for future needs.

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

None.

                               CYBER DIGITAL, INC.


PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS IN FORM 8-K

A)       Exhibits

         11.  Computation of Loss Per Share

B)       Reports on Form 8-K

     No reports on Form 8-K were filed by the Registrant for the three months ended December 31, 2000.



                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  CYBER DIGITAL, INC.


DATED:  February 13, 2001                         By: /s/ J.C. Chatpar
                                                      --------------------------
                                                  Chairman of the Board,
                                                  President, Principal Financial
                                                  Officer and Chief Executive
                                                  Officer

                                   Exhibit 11
                          COMPUTATION OF LOSS PER SHARE
                                   (Unaudited)


Weighted average shares outstanding
   Common Stock                                    19,420,369      18,016,873
   Common Stock Equivalents                                -0-             -0-
                                                   ----------      ----------
Weighted average common shares
   And equivalents                                 19,462,096       18,016,873
                                                   ==========      ===========

Net loss                                           (1,186,245)        (790,196)

Preferred stock dividends                             (35,419)              -0-
                                                   ----------      -----------

Loss available to common stockholders              (1,221,664)        (790,196)
                                                   ==========      ===========
Loss per share:
   Basic                                                (0.06)           (0.04)
   Diluted                                              (0.06)           (0.04)