Form 10KSB
period 2001-03-31
CYBER DIGITAL INC
filed 2001-07-16
CIK 721295

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                 FORM 10-KSB


     [X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Fiscal Year Ended March 31, 2001
                                       --------------

     [ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from          to
                                           --------    ---------

                         Commission File No.: 0-13992
                                              -------

                              CYBER DIGITAL, INC.
                  --------------------------------------------
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

Securities registered under Section 12(b) of the Exchange Act:

                                                Name of Each Exchange
Title of Classes                                on Which Registered
----------------                                ---------------------

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

Issuer's revenues for its most recent fiscal year:  $37,539

      As of June 29, 2001, Registrant had 20,197,349 shares of Common Stock outstanding ($.01 par value). On that Date, the aggregate market value of the Common Stock held by persons other than those who may be deemed affiliates of Registrant was $15,375,300 (based on the last sale price reported on over-the-counter market electronic bulletin board on such date).

      Transitional Small Business Disclosure Format (check one):

      Yes         No X
         -----      ---

                                    PART I

      We have provided a glossary of terms for your convenience beginning on page 13.

ITEM 1 - DESCRIPTION OF BUSINESS

Overview

      We design, develop software, manufacture and market a vast array of high performance Internet infrastructure systems such as routers, gateways, firewalls and servers for the creation of next-generation digital broadband and virtual private network (VPN) services by Internet service providers. We also design, develop software, manufacture and market a range of advanced digital voice switching infrastructure equipment for private and public switched voice network operators worldwide, especially for developing countries. Our mission is to become the leading supplier of (i) digital broadband systems in the U.S., and
(ii) digital voice switches to developing countries. We believe that service providers can offer affordable yet modern voice and broadband Internet services by exclusively using our vast array of voice and Internet systems without buying any equipment from our competitors.

      Unlike our competitor's systems, our systems are neither labor nor capital intensive but are software intensive. This capability, in contrast to that of our competitor's, makes our systems more affordable for both voice and Internet network operators worldwide. Our digital voice switching and Internet Protocol
(IP) infrastructure systems are based on our proprietary operating system software, which provides high performance, reliability and functionality.

      Our vast array of both digital voice and Internet infrastructure systems address every facet of building affordable yet modern telecommunication and digital broadband networks. Our voice and Internet switching systems can use fiber optic or digital wireless transmission, which enable developing countries such as Nigeria to easily and rapidly deploy telecommunications services to consumers within months rather than years. We believe that we are one of a very few, if not the only, company in the world with proprietary technology of distributed digital switching. Our systems are ideally suited for the U.S., in the aftermath of the recent telecommunication meltdown, as well as developing countries such as Nigeria. Just recently, we developed a strong foothold in the Nigerian telecommunication market by having our digital wireless telephone network solution accepted by five states. In addition, we won a bid to provide 10,000 lines telephone network against major giants such as Alcatel and Siemens in Nigeria. Since we offer an affordable telecommunications as well as Internet capability, the Nigerian leaders have selected us as the ideal supplier of telephone and Internet systems. We envisage supplying $35 million of our digital wireless switching systems to five states and $26 million of our fiber optic landline switching systems to the government of Nigeria.

      In the aftermath of the recent telecommunication meltdown in the U.S., which essentially occurred due to the failure of the Telecommunication Act of 1996 and lack of local-loop digital broadband network in place, we believe that we are poised to be the leading supplier of local-loop digital broadband systems. Abundant capacity of optically enabled IP backbone network exists between all major cities in the U.S., only to fall short of being distributed to businesses or consumers. Our high-performance distribution routers are specifically designed for the purpose of meeting the scope of local-loop digital broadband network for Internet Service Providers. We expect to revitalize the damage created to vast majority of e-commerce companies or companies preparing to engage in e-commerce such as dot-com companies. Hence, we believe that our future in the early adopter market of the U.S. looks extremely strong. We intend to take advantage of our early mover position as this market re-builds.

      We are a New York corporation formed on April 4, 1983. Our executive offices are located at 400 Oser Avenue, Suite 1650, Hauppauge, NY 11788 and our telephone number is (631)-231-1200. Our Website is www.cyberdigitalinc.com.

Industry Background

A $250 Billion International Target Market

      The tremendous growth of the Internet has revolutionized the communications industry. Today, the Internet connects millions of people around the world who are able to share information instantly without geographic boundaries. The Internet is bound only by the voice-network upon which it resides; without this network in place users cannot take advantage of powerful Internet applications.

      In developed countries, such as the United States, the requisite voice network is already in place, hence the number of Internet users is growing at unprecedented rates. In developing countries such as Nigeria, China, India and Brazil, there is little or no basic voice network, leaving many of these nations struggling to take part in the Internet revolution.

      The demand for Internet applications, such as distance learning, municipal virtual private networks and medical/emergency communications systems have induced developing countries to aggressively invest in communications infrastructure. These countries must first build a basic voice network, the platform of the Internet, before they can become part of this information revolution.

The following table shows projected five-year communication infrastructure spending for selected countries, according to Pyramid Research:

  Projected Communication Infrastructure Investment by 2005

  Country       Number  Lines  Built         Cumulative    Investment
                (000s)                       (US$Millions)

  China         91,042                        172,077
  India         41,387                        44,366
  Brazil        15,881                        34,009
  Nigeria       5,000                          7,000


      Unlike technologically advanced countries, where the existing public voice telephone network consists of monolithic centralized digital switches, developing countries are seeking an alternative cost-effective approach, such as our distributed digital wireless switching systems. We believe that the trend in the telecommunications industry towards distributed switching from monolithic centralized switching is similar to the trend in the computer industry towards distributed networking personal computers from monolithic centralized mainframe computers. Similar to the computer industry where personal computing has been brought closer to the users, our distributed wireless switching systems are also being installed closer to groups of subscribers, thereby dramatically reducing the cost of cabling. We believe that with our distributed wireless switching system, the public telephone operating companies in developing countries can rapidly provide telephone services to their customers. It is substantially easier to install small, distributed switches than large monolithic centralized switches with their corresponding long cabling infrastructure. We believe that our digital wireless voice switches are well suited for developing countries.

A $32 Billion Domestic Market

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

o    The failure of the 1996 Telecommunications Act, as amended.

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

Limitations of Dial-up, ISDN and DSL

      The vast majority of Internet users access data networks through slow dial-up modems, an integrated services digital network (ISDN) line or a digital subscriber line (DSL) line offering typically 56 Kbps, 128Kbps and 640 Kbps respectively. DSL technology is very sensitive to the quality of the voice grade existing lines. Therefore, DSL service is severely limited by the length of wire from an Incumbent Local Exchange Carrier's (ILEC) central office to a subscriber location; generally less than 12,000 feet, which represents less than 10% of the total market. These impairments are created by the Incumbent Local Exchange Carrier's (ILEC) existing voice grade lines and are incurable. A local loop digital broadband solution using CIAN distribution router provides 1.5Mbps (T1) to 45Mbps (T3) service without any distance limitations and does not use ILEC voice lines.

Need for Large Businesses to Create Enterprise-wide Network to Improve Branch Office Worker Productivity

      Many large companies are currently interconnecting increasing numbers of branch and remote offices by point-to-point high-speed T1 carrier grade lines to their local area networks. This approach is very expensive. These companies face the challenge of finding a cost effective way to make their branch and remote office workers as productive as those who have access to all of the high performance communications and networking resources available to workers located at corporate headquarters. A high-speed VPN solution, such as Cyber Virtual Private Network (CVPN) that encompasses access to the corporate local area network, the Internet, the corporate video conferencing system, customers, suppliers and partners could substantially increase branch office worker productivity.

Need for Small and Medium Businesses to have an Integrated Gateway Solution

      A significant number of small and medium sized businesses cannot afford to connect to Internet at broadband speeds as they have to purchase various expensive customer end equipment such as router, Ethernet-to-T1 converter, IP Frame Relay and Private Line equipment, CSU/DSU, firewall, e-mail server, web server, etc. These businesses must contend with the cost and complexity of retaining multiple vendor products and suffer from more points of failure. We believe that these businesses can benefit from the uniqueness of CBIG gateway which combines all the functions and features required by a customer end network in one box, about the size of a reference handbook.

Emergence of Internet Protocol (IP) Frame Relay or Private Line Packet Switched "broadband" Technology

      Internet Protocol (IP) Frame Relay or Private Line is a packet switching based "broadband" technology that dramatically increases the data-carrying capacity over standard T1 or T3 carrier grade copper lines. It also dramatically increases the reliability of packet data transmission because of end-to-end Internet Protocol (IP) Frame Relay or Private Line data integrity and connectivity. We believe Internet Protocol (IP) Frame Relay or Private Line packet-based networks are significantly more efficient than traditional point-to-point networks, and allow end users to connect to any location that can be assigned an Internet Protocol address. Traditional point-to-point networks, including the traditional telephone network and private line data networks, are less efficient because they require a dedicated connection between two locations. CBIG gateway IP Frame Relay or Private Line packet-based networks allow multiple users to share connections between locations.

Need for "Firewall" or Data Security for Businesses

      Security of data transmission over the public Internet is of paramount importance to businesses and is referred to in the industry as "Firewall". This Firewall must exist at the customer's premises. CFW and CBIG provides the "Ultimate Firewall" by Internet Protocol (IP) Packet Filtering, Internet Protocol (IP) Masquerading, Internet Protocol (IP) Tunneling and Internet Protocol encryption security (IPSec). This Firewall capability makes an enterprise-wide VPN a reality.

Failure of 1996 Telecommunications Act

      The 1996 Telecommunications Act, as amended, allows competitive carriers to leverage limited parts of the existing Incumbent Local Exchange Carrier
(ILEC) infrastructure, as opposed to building a competing similar infrastructure. The 1996 Telecommunications Act requires all ILECs to allow competitive carriers to co-locate their access (DSL) equipment only (no digital switches, packet switches or broadband routers) along with ILEC's equipment in ILEC's central offices, which enables competitive carriers to access end users through existing telephone line connections. ILEC's existing telephone line infrastructure is a "narrowband" network, however, and suitable for analog voice transmission or DSL service limited to 12,000 feet. The infrastructure limitation of (a) low bandwidth and (b) lack of integrated packet switching imposed by the current ILEC's network does not make economic or technical justification for IP backbone service providers to enter the Internet market using ILEC's network. In the aftermath of the telecommunications meltdown in the U.S., most DSL service providers filed bankruptcy due to poor grade of service from ILECs and the "narrowband" nature of the network. It is now clear to most IP backbone providers who have built an over capacity of optically enabled IP network between major cities that in order to enter the lucrative Internet market one must build its own local-loop digital broadband network to reach out businesses and consumers. We believe our CIAN distribution routers are specifically designed for the purpose of building a local-loop digital broadband network by Internet Service Providers.

Our Range of Internet Systems

Cyber Digital has fully developed Internet infrastructure systems such as Cyber Business Internet Gateway (CBIG), Cyber Internet Access Network (CIAN) distribution router, Cyber Firewall (CFW) IPSec based and Cyber Web Server
(CWEB). We intend to enhance our systems by new technologies and software when the market requires.

Cyber Business Internet Gateway

      We have developed and marketed the Cyber Business Internet Gateway (CBIG) as customer end equipment. The CBIG is a powerful Internet Protocol (IP) Frame Relay and Private Line based gateway that replaces many single function equipment such as router, network address translator, Ethernet-to-T1 converter, Internet Protocol (IP) Frame Relay and Private Line equipment, CSU/DSU, Firewall equipment, e-mail server and web server. We believe that the CBIG gateway is unique in the industry as it combines all the functions and features required by a customer-end network in one box, about the size of a reference handbook. In addition, the CBIG gateway offers a capacity of 0.05 gigabits per second that is the industry's fastest router for customer-end applications. The CBIG dramatically increases the reliability of the customer-end network by eliminating many such devices while also lowering the overall cost of network acquisition by 60% to 80%.

      Our Cyber Business Internet Gateway (CBIG) offers built-in standard security features and enhanced security options, making it what we believe to be an ideal enterprise-wide Virtual Private Network (VPN). The

Firewalls are provided by Internet Protocol (IP) filtering, Internet Protocol
(IP) masquerading and Internet Protocol (IP) tunneling. We believe that our VPN offering is the most advanced in the industry.

Cyber Internet Access Network

      We have developed and marketed the Cyber Internet Access Network (CIAN) high-end distribution router, which permits multiple business users to simultaneously access the Internet at a fixed committed bandwidth rate (CBR) and an "always on" basis. The CIAN creates a 'Mini-POP' (Points of Presence) and brings the Internet closer to users thus eliminating bottlenecks, reducing network delays and increasing reliability. The CIAN distribution router has the capacity of 0.1Gbps and is suitable for T1 to T3 carrier grade applications. . The CIAN distribution routers are specifically designed for the purpose of building a local-loop digital broadband network by Internet Service Providers.

Cyber Firewall

      In January 2001, we developed and introduced simple-do-it-yourself installation software on our proprietary standalone Cyber Firewall (CFW) series IPSec firewall appliance for B2B e-commerce secure access and virtual private network applications. IPSec is an industry-wide standard for assuring the privacy, integrity and authenticity of information crossing public IP networks. Adhering to IPSec standards makes Internet "wiretapping" entirely impractical. Based on our proprietary software technology, our CFW IPSec firewall provides a cost-effective way of creating an enterprise-wide virtual private network (VPN) by enabling secure use of the Internet. Our CFW series firewall appliance is standalone and totally independent of customer's computing operating system platform. Our CFW firewall is fully interoperable with Cisco Systems, Check Point Software Technologies, and Nortel Networks firewalls. The CFW series firewalls include IP Packet Filtering, IP Masquerading, IP Tunneling and IP Security (IPSec) capabilities. We believe that our IPSec based VPN offering is the most advanced in the industry.

Cyber Web Server

      We have developed and marketed the Cyber Web Server (CWEB) that is based on Linux Operating System and Intel Pentium Processors. We believe that the CWEB servers are robust and proven-in for high performance web applications. We do not intend to compete in the low performance server market created by the PC manufacturers.

Our Range of Digital Voice Switches

      We intend to constantly develop additional new technologies and software. Our commitment to research and development has enabled us to create new systems, employing SS7 and C7 signaling and wireless attributes. These systems are Cyber Distributed Central Office (CDCO), Cyber Tandem Exchange (CTSX) and Cyber Rural Exchange (CRX) for various applications, primarily for use in developing countries and for domestic Competitive Local Exchange Carriers (CLEC) attempting to bypass Incumbent Local Exchange Carriers (ILEC). We believe that these systems are capable of providing the functions for which they have been designed.

Cyber Distributed Central Office

      We have developed and marketed the Cyber Distributed Central Office (CDCO) which is designed to provide digital voice communications to subscribers in densely populated urban areas. The Cyber Distributed Central Office (CDCO) is a digital switch with trunk and tandem exchange capabilities enabling it to connect subscribers served by other exchanges. The Cyber Distributed Central Office (CDCO) system is designed to interface with both modern digital telecommunications networks and older analog telephone networks. The Cyber Distributed Central Office (CDCO) system consists of nodes connected by standard digital links, which permit optimization of the network with respect to specific size, required traffic capacity and desired applications. We believe the modular nature of the nodal structure of the Cyber Distributed Central Office (CDCO) will provide an economical digital switching exchange from as little as a few hundred lines to as many as 1,000,000 lines of capacity.

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

Customer, Sales and Marketing

Internet Systems

      Under the AT&T Alliance program, we provided Internet services to many medium and small businesses in Boston area for a period of one-year, until termination of our agreement with AT&T. During this period we had successfully proven all our Internet systems including CBIG, CIAN, CFW and CWEB for both local-loop digital broadband and VPN applications. Our Internet systems provided network availability in excess of 99.999%when we provided Internet services in alliance with AT&T. We believe that our systems are ideally suited for the next-generation of local-loop digital broadband networks requiring increased reliability, performance, scalability, interoperability and flexibility. Our strategy is to market our Internet systems to Internet service providers who are willing to build the next-generation local-loop digital broadband networks in the aftermath of the telecommunications meltdown in the U.S.

      Just recently, we developed a strong foothold in the Nigerian telecommunication market by having our digital wireless telephone and Internet network solution accepted by five states. In addition, we won a bid to provide 10,000 lines telephone network including 50 CBIG, 50 CFW and 2 CIAN, against major giants such as Alcatel and Siemens in Nigeria. Since we offer an affordable telecommunications as well as Internet capability, the Nigerian leaders have selected us as the ideal supplier of telephone and Internet systems.

Digital Voice Switches

      To date, we have sold approximately 76 digital voice switches to the defense agencies of the U.S. federal government and to China serving over 60,000 lines. Due to massive cut backs in defense program procurement we do not anticipate any further sales of our digital voice switches to this customer.

      Just recently, we developed a strong foothold in the Nigerian telecommunication market by having our digital wireless telephone network solution accepted by five states. In addition, we won a bid to provide 10,000 lines telephone network against major giants such as Alcatel and Siemens in Nigeria. Since we offer an affordable telecommunications as well as Internet capability, the Nigerian leaders have selected us as the ideal supplier of telephone and Internet systems. We envisage supplying $35 million of our wireless systems to five states and $26 million of our fiber optic landline systems to the government of Nigeria.

      Public and private telecom companies in several other developing countries have taken an interest in our products. It is not possible to estimate the sales revenues, which may eventually be generated from the international market and the timing thereof since substantially long lead times are involved even after a contract has been executed.

Competition

Internet Systems

      The Internet related networking products business is characterized by intense competition, except for certain products for niche markets such as the market for CBIG gateway, CIAN distribution routers and CFW firewall products. The server market faces fierce competition from commodity PC manufacturers who have lately ventured into this market. We compete with numerous well established foreign and domestic companies, many of which possess substantially greater financial, marketing, personnel and other resources than us. These companies have established reputations for success in the development, sale and service of Internet products.

IP Backbone Routers

      In the area of IP backbone routers, Cisco Systems used to command 100% of the entire market a few years ago. Today, it maintains its monopoly by holding 94% of this market. It has lost 6% of the market to newcomers such as Juniper Networks, a niche player. Juniper Networks developed router products for the IP backbone network or for the POP (Points of Presence). Capacities of such routers are 1 gigabits per second, 2.5 gigabits per second and 10 gigabits per second to match the bandwidth requirements of optical IP backbone. Juniper Network's products are priced about 30% lower than comparable Cisco's products. Network service providers are looking for lower cost alternatives to Cisco's products to compete effectively in the their market and to lower their capital investment for building Internet infrastructure.

Local-Loop Digital Broadband Systems

      In the space of local-loop digital broadband market, there is virtually no competition at this time due to the newness of the market. Cisco Systems and others are focusing on increasing the bandwidth capacity of their existing centralized IP backbone routers i.e. increasing the bandwidth of the POPs. Our focus is to introduce an intermediate stage distribution router or Mini-POP to alleviate congestion of IP data traffic between customer-end point and POP. Our CIAN distribution routers have a capacity of 0.1 gigabits per second, which is more than sufficient for this application. Our CIAN distribution routers are competitively priced to be about 50% to 65% of Juniper Networks' and Cisco Systems' scaled down version of their products.

Customer Premise Products

      With respect to the customer premise end router and other networking products market, the competition is intense with numerous players ranging from small manufacturers to giants like Cisco Systems and Nortel Networks. Our CBIG gateway is uniquely positioned to become a leader in this market as it combines many single purpose networking products such as customer-end router, network address translator, Ethernet to T1 interface, IP Frame Relay or Private Line protocol device, CSU/DSU device, e-mail server, web server and firewall device, into one software driven universal product. Our CBIG gateway dramatically increases the reliability of the customer-end network by eliminating many such devices while also lowering the overall cost of network acquisition by about 60% to 80%. Our CBIG gateway is unique in the industry as it combines all the functions and features required by a customer-end network in one box, about the size of a reference handbook. In addition, our CBIG gateway offers a capacity of
0.05 gigabits per second, which is industry's fastest router for customer-end applications.

Firewalls

      Firewalls are offered in the market in two distinct forms. One set of firewall is implemented by software only on customer's computing platform. The other set is implemented by hardware and software on a standalone basis independent of customer's computing platform. The current leader in the software firewalls is Check Point Software Technologies Ltd., while Cisco Systems maintains the number one position in standalone firewalls. Software based firewalls are dependent on customer's computing operating system platform such as Windows NT, Windows 95, UNIX, HP-UX, Solaris, SunOS, BSD/OS, etc., hence need to be integrated into customer's environment by specialists, often a costly proposition. Standalone firewalls are totally independent of customer's computing operating system platforms and are easily implemented by in-house staff of users. Software firewalls prices vary from $3,000 to $40,000 for basic firewall to fully IPSec compliant firewall, respectively from over a hundred software suppliers. Comparatively, the number of standalone firewall suppliers are few, namely Cisco Systems, Galea Network Security, Radguard, and Secant Network technologies with their prices ranging from $4,500 to $52,000 for similar offerings.

      Our CFW series firewall products are standalone and totally independent of customer's computing operating system platform. Our CFW firewalls are competitively priced ranging from $2,000 to $18,000 for basic firewall to fully IPSec compliant firewall, respectively. In addition, our CFW series firewalls are fully interoperable with Cisco Systems, Check Point Software and Nortel Networks firewalls. Furthermore, our CFW IPSec offering provides cost savings of 50% over Cisco Systems offerings.

Servers

      Our CWEB servers are based on Linux Operating System and Intel Pentium Processors. They are competitively priced to Cobalt Networks (now Sun Microsystems) servers by about 15% to 20%. Our CWEB servers are robust and proven-in for high performance web applications.

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

      Systems that perform many of the functions similar to our digital voice switches are readily available from several competitors, including Lucent Technologies, Nortel Networks, Ericsson, Alcatel and Siemens. However, our competitors systems are based on previous generation single-function centralized switching technology offering poor reliability, low performance, no scalability and no flexibility. Furthermore, these systems are large in physical size with fixed capacity, consume more power, and are cumbersome to use with modern wireless and optical technologies. We have developed our systems on a next generation multi-function distributed switching technology offering superior reliability, performance, scalability and flexibility. Our systems offer modular growth in increments of 1,000 to unlimited number of subscribers and typically occupy 1/20th the space that of our competitors offerings. Most importantly, we have developed specialized software for modern wireless and optical technologies. We can easily and rapidly implement future advancements in our systems through software. On the other hand, our competitors also have the research and development capabilities and financial and technical resources necessary to enable them to respond to technical advances as well as evolving industry requirements and standards.

      We believe that our systems have the following three strengths:

            (a) the installed cost of our digital voice switches (wireless or landline) is less than those of the competition;

            (b) our switches can be engineered, installed and put into service much more quickly; and

            (c) distributed architecture of our switches eliminates stranding capacity and capital.

Proprietary Technology

      We do not hold any patents or copyrights and have no patent or copyright applications pending. We regard our software technology and certain components of our system hardware as proprietary and rely for protection upon copyright and trade secret laws and confidentiality agreements with our employees. In addition, we require our customers to enter into a license and confidentiality agreement permitting the customer the exclusive use of the system operating software, which is furnished to the customer in object or binary form only.

      We believe that these protections are sufficient to protect our rights to our systems and software. Despite these protections, however, it is possible that competitors, employees, licensees or others may copy one or more of our systems or our technology or obtain information that we regard as proprietary. In addition, there can be no assurance that others will not independently develop systems or technologies similar to those of ours, that confidentiality agreements will not be breached or that we will have adequate resources to protect our proprietary technology. We believe that because of the rapid pace of technological change in the digital switching and networking industries, protection for our systems is less significant than the knowledge, ability and experience of our employees, the frequency of product enhancements and the level of service and support provided to customers by us.

Government Regulation and Industry Standards

      The telecommunications and related networking industries in which we compete are highly regulated in both the United States and internationally. Imposition of public carrier tariffs and taxation of telecommunications services could materially adversely affect demand for our systems. Furthermore, regulation or deregulation of public carrier services by the United States and other governments, including permitting local carriers to manufacture switching equipment, may determine the extent to which we will be able to penetrate markets in the United States and internationally and may result in significantly increased competition, which would significantly impact our future operating results. In addition, our systems must comply with equipment, interface and installation standards promulgated by communications regulatory authorities, including the Federal Communications Commission.

      We are required to obtain a license from the Department of Commerce prior to exporting to certain countries. A denial of an export license to us, however, would probably be based upon a policy, which would also affect other U.S. companies exporting similar systems.

      Industry standards organizations, such as International Telephone Union ("ITU"), Bellcore in the U.S., and Internet Engineering Task Force ("IETF") have created committees to address the matter of standards within the telecommunications and Internet industries. The purpose of such standards is to facilitate the inter-operability of products from various vendors and, through standardization, create a competitive environment, which is anticipated to result in lower product costs. During the past few years, many new standards have been adopted and more are pending. The International Standards Organization
(ISO), one of the primary standard setting bodies in the communications industry, has developed a framework for network standards called the Open System Interconnection Reference Model (the "OSI Model"). The OSI Model represents a standard approach by which information can be communicated throughout a network, so that a variety of independently developed computer and communications devices can inter-operate. The design of our systems incorporates the OSI Model and accommodates most existing and pending ISDN, AIN, SS7, C7, X.25, Frame Relay, Private Line, and IPSec standards, including applicable ITU, Bellcore and IETF specifications. In most foreign countries, government departments or ministries set industry standards.

      Changes in government policies, regulations and interface and installation standards or industry standards imposed by domestic and foreign carriers in the future could require our company to alter methods of operation, resulting in additional costs, which could have a material adverse effect on our company.

Production and Supply

      We are engaged in manufacturing, software programming, assembly, system testing and quality assurance operations at our facility in Hauppauge, New York. Our operations involve the creation of the required system software, the inspection of system components manufactured by third parties, programming of microchips and microprocessors, assembly of the components of the system hardware and quality control and testing to certify final performance specification. We believe that we have sufficient excess production capacity to satisfy any increased demand for our systems in the foreseeable future.

      We are dependent on third-party manufacturers for the production of all of the component parts incorporated into our systems. We purchase our component parts from numerous third-party manufacturers and believe that numerous alternative sources of supply for most component parts are readily available, except for a few semiconductor components purchased from single source vendors. These are Pentium processors from Intel Corp., programmable gate array chips from Altera Corp., and certain telecom chips from Motorola, Inc., Rockwell Semiconductors Systems and PMC-Sierra Corp. If these are discontinued by their respective manufacturers, we would be required to redesign some of our systems by using other vendors components, which could cause delays in delivery of systems. We believe that alternative sources of supply for such components are available. We are substantially dependent on the ability of our suppliers, among other things, to satisfy performance and quality specifications and dedicate sufficient production capacity for parts within scheduled delivery times. We do not maintain contracts with any of our suppliers. We purchase components pursuant to purchase orders placed from time to time in the ordinary course of business. Our ability to deliver systems on timely and competitive basis could be adversely affected due to failure or delay in delivery of parts caused by our suppliers.

      We offer a one-year warranty for sales covering operating defects, during which period we will replace parts and make repairs to the system components at our expense.

Research and Development

      Since the inception we have devoted substantial resources to the design and development of our systems. For the fiscal years ended March 31, 2001 and 2000, we expended approximately $316,117 and $633,358, respectively, on research and development. During the year ended March 31, 2001, most research and development expenditures were attributable to the creation of Cyber Firewall
(CFW) series of firewalls with Internet Protocol (IP) encryption security (IPSec) and certain software enhancements to our CBIG and CIAN systems. Although our systems are fully developed such as our CBIG, CIAN, CFW, CDCO, CTSX, CRX and CSX, we are continually seeking to refine and enhance our systems, including enhancements to comply with emerging regulatory or industry standards or the requirements of a particular customer or country.

      The markets for our systems are characterized by rapidly changing technology and evolving industry standards, often resulting in rapid systems obsolescence. Accordingly, our ability to compete depends on timely introduction of our systems to the marketplace, continual enhancements to our systems, and adapting to technological changes and advances in the communications industry, including assuring continuing compatibility with evolving industry standards. There can be no assurance that we will be able to compete successfully, that competitors will not develop technologies or products that render our systems obsolete or less marketable, or that we will be able to keep pace with the technological demands of the marketplace or successfully enhance and adapt our systems to satisfy industry standards.

Service and Support

      We believe that service, support and training are important factors in promoting sales and customer satisfaction. Service and support include system planning, site preparation, installation, customer training and maintenance.

      Since, our system hardware consists of a cabinet with shelves having printed circuit boards inserted into physical slots, a substantial part of repair and maintenance can be accomplished by simply substituting the component in need of repair. In addition, our systems are designed to be accessible by computer from our headquarters, allowing our service personnel to remotely call up, diagnose and otherwise support systems, thereby reducing response time and cost. In addition, we intend to enter into agreements with third party service providers to provide customer support on a local basis in foreign markets, as needed.

Employees

      As of the date hereof, we have eight full time employees, of which two were engaged in marketing and sales activities, two were engaged in research and development, two were engaged in production testing and operations and two were in administration. None of our employees is represented by a labor union. We consider our employee relations satisfactory.




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

Private Line A form of packet switching with fixed length bytes that may be used with a variety of communication protocols.

Router A device that accepts the Internet Protocol from a local area network and switches/routes Internet Protocol packets across a network backbone.

T-1 This is a Bell System term for a digital transmission link with a capacity of 1.544 Mbps.

ITEM 2 - Description of Property

      Our executive offices and assembly operations are located in approximately 8,200 square feet of leased space in Hauppauge, New York. The lease provides for annual rent of $55,350 and expires on March 31, 2004. We believe that our facility is adequate for our current needs. We believe that additional physical capacity at our current facility will accommodate expansion, if required.

      Our New England sales and service offices are located in approximately 800 square feet of leased space in Woburn, Massachusetts. The lease provides for annual rent of $13,300 and expires on November 30, 2004.

ITEM 3 - Legal Proceedings

      On or about August 5, 1996, Brockington Securities, Inc. ("Brockington") commenced an action, in the Supreme Court of the State of New York, County of Suffolk, against the Company for wrongful termination of a purported agreement for investment banking services. Brockington is seeking damages in the amount of
(i) $775,000 based upon the alleged net aggregate value of the shares of the Company's common stock, par value $.01 per share (the "Common Stock"), upon which Brockington alleges it had a purchase option, and (ii) $1 million for the alleged wrongful termination. The Company has asserted counterclaims based upon Brockington's wrongful conduct and is seeking damages in the amount of $428,000 or, in the alternative, recission of the alleged contract and the return of the 100,000 shares previously issued Brockington. The Company believes that Brockington's claims are without merit and intends to vigorously defend its position.

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

      On or about February 20, 2001, Spring, O'Brien & Co., Inc. ("SOB") commenced an action, in the Supreme Court of the State of New York, County of New York, against the Company for alleged breach of a certain public relations services agreement. SOB is seeking payment of $33,500 for supposedly services rendered. The Company believes that SOB's claims are without merit and intends to vigorously defend its position as well as seek return of $26,000 already paid to SOB in anticipation of services to be rendered.

ITEM 4 - Submission of Matters to a Vote of Security Holders

      None.

                                   PART II

ITEM 5 - Market for Common Equity and Related Stockholder Matters

      Cyber Digital's Common Stock has been traded in the over-the-counter market and quoted on the electronic bulletin board (the "Bulletin Board") under the symbol "CYBD" since its initial public offering in 1984. The following table sets forth, for each of the fiscal periods indicated, the high and low trade prices for the Common Stock, as reported on the Bulletin Board.

                                                      Price Per Share
                                                      ---------------
                                                      High          Low
Fiscal Year Ended March 31, 2001
      First Quarter                                   $2.53        $0.75
      Second Quarter                                   2.25         1.03
      Third Quarter                                    1.43         0.59
      Fourth Quarter                                   1.15         0.47

Fiscal Year Ended March 31, 2000
      First Quarter                                   $5.53        $2.72
      Second Quarter                                   5.06         3.06
      Third Quarter                                    5.87         3.25
      Fourth Quarter                                   5.62         2.50

      On March 31, 2001, the closing trade price of the Common Stock as reported on the Bulletin Board was $0.50 per share. As of such date, there were approximately 500 stockholders of record of the Common Stock.

      To date, we have not paid any dividends on our Common Stock and we do not expect to declare or pay any dividends in the foreseeable future. We intend to retain all earnings for use in our business operations.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

      When used in this report, press releases and elsewhere by the management of our company from time to time, the words "believes", "anticipates", and "expects" and similar expressions are intended to identify forward-looking statements that involve risks and uncertainties. Additionally, certain statements contained in this discussion may be deemed forward-looking statements that involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially or adversely are the following: the ability of our company to meet its working capital and liquidity needs, the status of relations between our company, its primary customers and distributors, the availability of long-term credit, unanticipated changes in the U.S. and international economies, business conditions and growth in the telecommunications industry and the level of growth in internet high speed access sales generally, the timely development and acceptance of new products, the impact of competitive products and pricing, changes in the cost of component materials, changes in product mix, the outcome of litigation in which our company is involved, along with product delays and other risks detailed from time to time in our company's SEC reports, including but not limited to this Annual Report on Form 10-KSB for the year ended March 31, 2001. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. Our company undertakes no obligation to publicly release the results of any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

      We are a manufacturer, software developer and provider of a vast array of high performance Internet infrastructure systems such as routers, gateways, firewalls and servers for the creation of next-generation digital broadband and virtual private network (VPN) services by Internet service providers. We are also a manufacturer and software developer of a range of advanced software driven digital voice switching infrastructure equipment for private and public switched voice network operators worldwide, especially for developing countries. Our mission is to become the leading provider of (i) digital broadband systems in the U.S., and (ii) digital voice switches to developing countries. We believe that service providers can offer affordable yet modern voice and broadband Internet services by exclusively using our vast array of voice and Internet systems without buying any equipment from our competitors.

      Under the AT&T Alliance program, we provided Internet services to many medium and small businesses in Boston area for a period of one-year, until termination of our agreement with AT&T in February 2001. During this period we had successfully proven all our Frame Relay and Private Line broadband Internet systems including:

                  (a) Cyber Business Internet Gateway (CBIG), a unique gateway in the industry that combines all the functions and features required by the customer in one box,

                  (b) Cyber Internet Access Network (CIAN), a high performance distribution router, providing multiple business customers simultaneous access, and

                  (c) Cyber Firewall (CFW) IPSec based, the most advanced firewall standard in the industry.

      Our Internet systems were implemented for the creation of both local-loop digital broadband and virtual private network (VPN) applications. Our Internet systems provided network availability in excess of 99.999% when we provided Internet services in alliance with AT&T. We believe that our systems are specifically designed for the next-generation of local-loop digital broadband networks requiring increased reliability, performance, scalability, interoperability and flexibility. Our strategy is to market our Internet systems to Internet service providers, utility companies and telecommunication service providers who are willing to build the next-generation local-loop digital broadband networks in the aftermath of the telecommunications meltdown in the U.S. We expect to establish sales relationship with a few Internet service providers and utility companies who are currently contemplating of entering this new emerging market within the next quarter. We believe that our early mover advantage in this early adopter market will have significant sales impact in the future.

      International Data Corporation (IDC) estimates that the investment in U.S. market for network service provision by digital broadband means will grow from $17 billion in 1999 to $32 billion in 2003. To-date most of the investment has been in the implementation of fiber optic Internet Protocol (IP) backbone network connecting major cities, leading to excess IP backbone capacity. The next growth in investment is expected towards the implementation of local-loop digital broadband to connect corporate local area networks (LANs) and PCs to IP backbone. We believe that we are poised to be the leading supplier of local-loop digital broadband systems in the U.S.

      In January 2001, we introduced simple-do-it-yourself installation software on our proprietary standalone Cyber Firewall (CFW) series IPSec firewall appliance for B2B e-commerce secure access and virtual private network applications. IPSec is an industry-wide standard for assuring the privacy, integrity and authenticity of information crossing public IP networks. Adhering to IPSec standards makes Internet "wiretapping" entirely impractical. Based on our proprietary software technology, our CFW IPSec firewall provides a cost-effective way of creating an enterprise-wide virtual private network (VPN) by enabling secure use of the Internet. Our CFW series firewall appliance is totally independent of customer's computing operating system platform. Our CFW firewall is fully interoperable with Cisco Systems, Check Point Software Technologies, and Nortel Networks firewalls. According to International Data Corporation (IDC), the worldwide Internet firewall market will grow from $5 billion in 2000 to $11 billion in 2004. We expect to market our CFW series IPSec firewall appliance through major strategic partners, resellers and distributors on a worldwide basis.

      In April 2001, we developed a strong foothold in the Nigerian telecommunication market by having our digital wireless telephone network solution accepted by five states. In addition, we won a bid to provide 10,000 lines telephone network against major giants such as Alcatel and Siemens in Nigeria. Since we offer an affordable telecommunications as well as Internet capability, the Nigerian leaders have selected us as the ideal supplier of telephone and Internet systems. We envisage supplying $35 million of our wireless systems to five states and $26 million of our fiber optic landline systems to the government of Nigeria. Payment terms for these sales are 50% cash-in-advance and the remaining balance paid through an irrevocable confirmed letter of credit.

Results of Operations

Year Ended March 31, 2001, Compared to Year Ended March 31, 2000

Net sales

      Net sales for the year ended March 31, 2001 ("Fiscal 2001"), were $37,539 representing an increase of $31,042 or approximately 477% from $6,497 for the year ended March 31, 2000 ("Fiscal 2000"). Increases in sales were due to our strategic shift to enter digital broadband business.

Gross margin

      We include in our cost of goods sold the materials and labor used, subcontractor costs and overhead incurred in the manufacture of our systems. Gross margins decreased from approximately 44% to approximately 22% of net sales from Fiscal 2000 to Fiscal 2001. Decrease in gross margins was primarily attributable to increase in initial service costs for digital broadband services rendered to customers.

Selling, general and administrative

      Selling, general and administrative expenses decreased from $1,379,924 in Fiscal 2000 to $1,265,844 in Fiscal 2001, representing a decrease of $114,080. The absolute dollar selling, general and administrative expenses in Fiscal 2000 and Fiscal 2001 were principally the result of selling expenses incurred with respect to introductory and exploratory marketing efforts in the U.S and Nigeria.

Research and development

      Research and development expenses decreased from $633,358 in Fiscal 2000 to $316,117 in Fiscal 2001, representing a decrease of $317,241 or approximately 50%. The decrease in research and development expenses was primarily due to the completion of development of Internet systems. All development costs are expensed in the period incurred.

Income (loss) from operations

      Loss from operations in Fiscal 2001 was $(1,573,548) or $(.08) per share as compared with $(2,010,457) or $(.11) per share in Fiscal 2000. The decrease in loss from operations was primarily due to overall decrease in operating expenses.

Net income (loss) available to Common Stockholders

      As a result of the foregoing, the net loss in Fiscal 2001 was $(1,563,233) or $(.08) per share as compared to a net loss of $(2,089,756) or $(.11) per share in Fiscal 2000.

Liquidity and Capital Resources

      Our ability to generate cash adequate to meet our needs results primarily from sale of preferred and common stock and cash flow from operations. Total working capital decreased by $1,701,010 to $316,752 at March 31, 2001 from $2,017,762 at March 31, 2000. The current ratio of current assets to current liabilities decreased to 1.7 to 1 as at March 31, 2001 from 8.1 to 1 as at March 31, 2000. Current levels of inventory are adequate to meet sales for the next six months. We believe that our current sources of liquidity will be sufficient to meet our needs for the next thirty months, pursuant to a firm commitment of $6 million private equity line from an accredited institutional investor. We believe that we will be able to obtain additional funds beyond the $6 million equity line, if required for future needs.

      We used $16,042 and $29,305 during Fiscal 2001 and Fiscal 2000 respectively, for investing activities. The cash used for investing activities relates primarily to purchases of equipment in Fiscal 2001 and Fiscal 2000. During Fiscal 2001 and Fiscal 2000 production equipment capacity was expanded to include testing of Internet systems.

      Net cash provided (used) in financing activities was $(243,419) and $3,302,160 for Fiscal 2001 and Fiscal 2000, respectively.

      On July 11, 1996, we concluded a private placement of its Series A Preferred Stock and accompanying warrants to accredited institutional investors and received net proceeds of approximately $7.1 million. The Series A Preferred Stock was issued without registration in reliance on Regulation S promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended. Some of the proceeds from this offering have been used to retire long-term debt, redeem Series A Preferred Shares prior to conversion and to fund research and development, marketing and production expenses. All of the Series A Preferred Stock has been converted or redeemed and there are no such shares outstanding. As of July 10, 2001, 824,013 warrants expired in connection with the offering of Series A preferred stock at an exercise price of $6.35 per share.

      On December 30, 1996, we concluded a private placement of 2,000 shares of its Series B-1 Preferred Stock to Syndicated Communications Venture Partners III, L.P. and received net proceeds of $1.7 million. The Series B-1 Preferred Stock was issued without registration in reliance on Section 4(2) of the Securities Act of 1933, as amended. On each of December 30, 1997 and December 30, 1998, the Series B-1 preferred stockholders received a 10% stock dividend of 200 and 220 shares, respectively, of Series B-1 Preferred Stock in accordance with the terms of the private placement. On April 14, 1999, all of outstanding Series B-1 Preferred Stock was converted into 861,230 shares of Common Stock at a conversion price of $2.89 per share.

      On July 12, 1999, we concluded a private placement of 310 shares of its Series C Preferred Stock, par value $.05 per share, and accompanying warrants to accredited investors and received net proceeds of approximately $310,000. In connection with this placement, we issued warrants to accredited investors to purchase an aggregate of 12,710 shares of Common Stock, par value $.01 per share, at an exercise price of $6.00 per share. The Series C Preferred Stock was issued without registration in reliance on Section 4(2) of the Securities Act of 1933, as amended.

      On October 5, 1999, we concluded a private placement of 3,000 shares of its Series D1 Preferred Stock, par value $.05 per share, and accompanying warrants to an accredited institutional investor and received net proceeds of approximately $2.7 million. In connection with this placement, we issued warrants to the accredited institutional investor to purchase an aggregate of 190,678 shares of Common Stock, par value $.01 per share, at an exercise price of $5.70 per share for an aggregate amount of $1,086,865. In connection with this transaction, the Zanett Securities Corporation, financial advisor to our company, has been issued a warrant to purchase 45,000 shares of the Common Stock, par value $.01 per share, at an exercise price of $5.70 per share. The Series D1 Preferred Stock was issued without registration in reliance on Section 4(2) of the Securities Act of 1933, as amended. As of the date hereof, all of the Series D1 Preferred Stock has been converted or redeemed and there are no such shares outstanding. However, all the accompanying warrants are outstanding.

      In March 2001, we concluded a private placement of 645,253 restricted shares of Common Stock, par value $.01 per share, to certain accredited investors and received net proceeds of $300,000. These securities were issued without registration in reliance on Section 4(2) of the Securities Act of 1933, as amended.

      On July 2, 2001, we concluded a firm commitment of $6 million private equity line from an accredited institutional investor. We are able to draw down, at our discretion, up to a maximum of $250,000 and a minimum of $100,000 per month, during a term of thirty months from July 2, 2001.

      Due to the completion of the Series A, Series B, Series C, Series D1 Preferred Stock and $6 million firm commitment private equity line transactions, expected exercise of options and warrants and together with expected cash flow from operations, we believe that our sources of capital will be adequate to satisfy anticipated capital needs for the next 30 months.

Impact of Inflation

      Inflation has historically not had a material effect on our operations.

ITEM 7 - Financial Statements

      The Financial Statements of the Company are filed as part of this Form 10-KSB.

ITEM 8 - Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

                                   PART III

ITEM 9 - Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

      The directors, executive officers and key employees of our company are:

Name                                Age             Office

Jawahar C. Chatpar                  53    Chairman  of the  Board,  President,
and


Chief Executive Officer

Jack P. Dorfman                     63    Director

Jatinder V. Wadhwa                  66    Director

Terry L. Jones                      53    Director

Andrew Van Etten                    39    Director

Larry S. Shluger                    62    Vice  President  of  Operations  and
Secretary

Dale A. Johnson                     37    Controller and Treasurer

Sandeep Belani                      23    Assistant Vice President of Finance

      Jawahar C. Chatpar is a founder of our company and has served as Chairman of the Board, Chief Executive Officer and President since March 1991, as Chairman of the Board, Chief Executive Officer and Secretary from November 1986 until March 1991, and as President and Chief Executive Officer since inception until November 1986. Mr. Chatpar has also served as a director since inception. Mr. Chatpar founded our company in 1983 as a successor to a Canadian corporation of the same name, which he founded in 1982. From 1980 to 1982, Mr. Chatpar was employed by Bayly Engineering Limited, a manufacturer of digital telecommunication systems and a member of A.E.G. Telefunken Group, as a General Manager of Digital Transmission and Fiber Optics Engineering (research and development). From 1974 to 1980, Mr. Chatpar served in various engineering, general management and marketing positions with Northern Telecom. He holds an B.Tech (honors) degree in Electrical Engineering from the Indian Institute of Technology, Bombay, India and an M.S. degree in Electrical Engineering from the University of Waterloo, Canada.

      Jack P. Dorfman joined our company as a Director in November 1993, and has served as Secretary from October 1995 until March 2000. Mr. Dorfman has otherwise been retired since June 1996. Prior thereto, since 1992, Mr. Dorfman served as consultant and manager for a number of pharmacies. From 1990 to 1992, he served as a management consultant for Clark Container, a division of Mark IV Industries, a conglomerate. From 1988 to 1990, he served as Vice President and Treasurer of US Distribution, a transportation company. Prior to 1988, he owned, managed and operated an independent community pharmacy for over fifteen years.

      Jatinder Wadhwa has served as a Director of our company since 1986 and as Treasurer from August 1997 until March 2000. He had been the Secretary of our company from 1993 to 1995. Since 1994, Mr. Wadhwa has served as the Chief Executive Officer of Security First Financial Corp., a financial institution dealing with first and second mortgages on residential and commercial properties. From 1989 to 1994, Mr. Wadhwa had served as a management consultant to Gibbons Goodwin van Amerongen, an investment banking firm, Wells Aluminum Corporation, a manufacturer of aluminum extrusion products and Sealy Mattress Company. From 1970 to 1990, Mr. Wadhwa had served as Chief Operating Officer and Vice President of Operations of EZ Por Corporation, a manufacturer of aluminum products.

      Terry L. Jones has served as a Director of our company since November 1997. He has been the President of Syndicated Communications, Inc. ("Syncom"), a communications venture capital investment company, since 1990. He joined Syncom in 1978 as a Vice President. Mr. Jones serves in various capacities, including director, president, general partner and vice president for various other entities affiliated with Syncom. He also serves on the Board of Directors of Radio One, Inc. Mr. Jones earned his B.S. degree from Trinity College, his M.S. from George Washington University and his M.B.A. from Harvard Business School.

      Andrew Van Etten joined our company as a Director in March 2000. He is currently serving as Senior Director, Strategic Business Development, Electronics and Information Business Division at Mitsui & Company, (USA) Inc. He joined Mitsui & Company in 1988. Mitsui & Company is one of the oldest and largest international trading companies headquartered in Japan. Mr. Etten is Mitsui's representative as shareholder for PageMart Wireless, Inc. and portfolio manager for America Online, Inc. and America Online Japan. He also serves on the Board of Directors of Lana Film Company. Mr. Etten holds an B.S. degree in Business Administration from Plymouth State College of the University of New Hampshire.

      Larry S. Shluger has been Vice President of Operations of our company from August 1996 and Secretary since March 2000. From 1991 to 1996, Mr. Shluger was Director of Purchasing and Operations at Cashtek Corporation, a company which designs, develops and manufactures computerized gaming systems. From 1975 to 1991, he was Director of Purchasing and Operations at Kenilworth Systems Corporation until its acquisition by Cashtek Corporation. Prior to 1975 he was employed in various management positions at Ecologic Instruments Corporation, a company which designs, develops and manufactures test equipment for the environment and pollution control fields, and Dynamic Instruments Corporation, a manufacturer of battery chargers.

      Dale A. Johnson has been Controller of our company from March 1998, and Treasurer since March 2000. She joined our company on March 1995 as an Accountant. From 1984 to 1994, she worked as Accountant for various CPA firms. She holds a B.B.A. degree in Accounting from Dowling College, NY.

      Sandeep Belani joined our company in July 2000 as Assistant Vice President of Finance. He had previously worked at our company during the summer of 1999. He holds a B.S. degree in Finance and Entrepreneurship in Emerging Enterprises from Syracuse University.

      We have no family relationship among our Directors and Officers. All our executive officers are appointed annually by and serve at the discretion of the Board of Directors. All our executive officers and key employees are at-will employees.

      Section 16(a) of the Securities Exchange Act of 1934, as amended (the "1934 Act"), requires our company's directors and executive officers, and persons who own more than ten (10%) percent of a registered class of our company's equity securities, to file with the Securities and Exchange Commission (the "Commission") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of our company. Reporting persons are required by Commission regulations to furnish our company with copies of all Section 16(a) forms they file.

      To our company's knowledge, based solely on review of the copies of such reports furnished to our company, the following persons failed to file, on a timely basis, the following reports required by Section 16(a) of the 1934 Act:
J.C. Chatpar failed to timely file two Forms 4, in connection with the receipt of certain stock options, during the fiscal year ended March 31, 2001 and the date hereof. Jatinder Wadhwa failed to timely file two Forms 4, in connection with the receipt of certain stock options, during the fiscal year ended March 31, 2001 and the date hereof. Jack Dorfman failed to timely file two Forms 4, in connection with the receipt of certain stock options, during the fiscal years ended March 31, 2001 and the date hereof. Terry Jones failed to timely file two Form 4, in connection with the receipt of certain stock options, during the fiscal year ended March 31, 2001 and the date hereof. Andrew Van Etten failed to timely file a Form 3, and in connection with the receipt of certain stock options, two Forms 4 during the fiscal year ended March 31, 2001 and the date hereof. Dale Johnson failed to timely file a Form 3, and in connection with the receipt of certain stock options, a Form 4, during the fiscal year ended March 31, 2001. Larry Shluger failed to timely file a Form 4, in connection with the receipt of certain stock options, during the fiscal year ended March 31, 2001. These forms are currently being prepared for filing.

Summary Compensation Table

      The following table sets forth information concerning the compensation for services in all capacities for the fiscal years ended March 31, 2001, 2000 and 1999 of those persons who were, at March 31, 2001 the chief executive officer (the "Named Officer"). During such periods, no executive officer of our company received compensation in excess of $100,000 other than J.C. Chatpar.

--------------------------------------------------------------------------------    All
                  Annual Compensation        Long Term Compensation                Other
                  -------------------        -----------------------------------Compensation



                                               Awards                Payouts
            -------------------------------  ----------------------  ----------

Name and    Year  Salary    Bonus    Other    Restricted Securities  LTIP
Principal         ($)       ($)      Annual   Stock      Underlying  Payouts
Position                             Compens- Awards     Options/    ($)
                                     Ation    ($)        SARs(#)
                                     ($)(1)
------------------------------------------------------------------------------------------
J.C.        2001  $123,900  None     None     None      110,000(4)     None        None
Chatpar,    2000  $181,500  None     None     None    1,000,000(3)     None        None
Chairman    1999  $165,000  None     None     None      120,000(2)     None        None
of the
Board,
President
and Chief
Executive
Officer
-----------------------------------------------------------------------------------------

(1) We have concluded that the aggregate amount of perquisites and other personal benefits paid to each of the Named Officers named in the table did not exceed the lesser of 10% of such officer's total annual salary and bonus for the 2001, 2000 and 1999 fiscal years or $50,000, thus, such amounts are not included in the table.

(2) Mr. Chatpar was granted 120,000 options each to purchase one share of Common Stock exercisable at $0.75 in Fiscal 1999.

(3) Mr. Chatpar was granted 1,000,000 options each to purchase one share of Common Stock exercisable at $2.72 in Fiscal 2000.

(4) Mr. Chatpar was granted 110,000 options each to purchase one share of Common Stock exercisable at $1.50 in Fiscal 2001.

Option Grants In Last Fiscal Year

      The following table sets forth information concerning stock option grants made during Fiscal 2001 to the Named Officers. We have not granted any stock appreciation rights.

                               Individual Grants
                               -----------------

                 Number of
                 Securities        % of Total Options
                 Underlying        Granted                Exercise    Expiration
                 Options           To Employees in        Price       Date
                 Granted           Fiscal Year End        ($/Share)
Name             (#)               (1)                    (2)         (3)
----             ---               ---                    ---         ---

J.C. Chatpar     110,000             85%                  $1.50       4/27/2010

-----------------
(1) During Fiscal 2001, options to purchase an aggregate of 110,000 shares of Common Stock were granted to Mr. Chatpar and options to purchase an aggregate of 20,000 shares of Common Stock were granted to two other employees.

(2) The exercise price of the options granted was equal to the fair market value of the underlying stock on the date of grant.

(3)   Options are immediately exercisable.

Aggregated Fiscal Year End Option Values

      The following table sets forth information concerning the number of unexercised options and the Fiscal 2001 year end value of unexercised options on an aggregated basis held by the Named Officers. We have not granted any stock appreciation rights in Fiscal 2001.

                 Number of Securities           Value of
                 Underlying Unexercised         Unexercised In-The-Money
                 Options at Fiscal Year-End(#)  Options at Fiscal Year-End($)

                 ----------------------------   -------------------------------
Name             Exercisable   Unexercisable   Exercisable      Unexercisable

J.C. Chatpar     1,655,000     0               0                0

(1) Options are "in-the-money" if, on March 31, 2001, the market price of the Common Stock ($0.50) exceeded the exercise price of such options. The value of such options is calculated by determining the difference between the aggregate market price of the Common Stock underlying the options on March 31, 2001 and the aggregate exercise price of such options.

Compensation of Directors

      We pay our directors $250 per Board meeting. During Fiscal 2001, the Board of Directors met two times and each director attended at least 75% of the meetings of the Board of Directors. In addition, we currently reimburse each director for expenses incurred in connection with his attendance at each meeting of the Board of Directors.

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

Employment Agreements and Insurance

      We have entered into an Amended and Restated Employment Agreement with Mr. J.C. Chatpar dated as of August 4, 1997 (the "Employment Agreement") for a three year term. Such three-year term shall be automatically extended for successive three-year terms unless either party gives the other party 120 days prior written notice of termination before the end of any such three-year period. The Board, however, has the authority to terminate such extension upon cause. "Cause" is defined as conviction of a felony or willful misconduct. Mr. Chatpar is entitled to receive a salary of $150,000 per annum, with an annual increase of 10%. In recognition of the complex scientific and technical leadership which Mr. Chatpar brings to our company, we have also agreed that our Board of Directors may raise his salary during the term of his employment as soon as our financial resources and other business conditions permit. In such event, Mr. Chatpar's salary shall be at a level comparable to that of chief executive officers of other comparable technology-driven publicly held companies.

      In addition to his base salary, Mr. Chatpar shall be entitled to receive a bonus based upon the following formula: (a) 1% of gross revenues for each fiscal year in excess of $3 million provided, however, that our company shall be profitable, plus (b) 5% of net income after deduction of the bonus provided for in (a) above, and plus (c) 10% of the increase in net income over that of the prior fiscal year after deduction of the bonus provided for in (a) above.

      In the event of a termination of Mr. Chatpar's employment due to disability, he shall receive royalty payments of 5% of the gross revenues earned by our company ("Royalties") for a period of 15 years following termination. In the event of Mr. Chatpar's death, his wife, if any, or his estate, shall receive a payment equal to six months of his base salary and Royalties for 15 years. In the event of a termination of Mr. Chatpar's employment for any reason other than pursuant to disability, death or for cause, or if there is a change of control (as defined in the Employment Agreement) of our company which results in an actual or constructive termination of employment (as defined therein), he shall receive a payment equal to three years of his base salary plus three times his prior year's bonus, Royalties for 15 years, and all of his outstanding options will be deemed immediately vested and exercisable for a period of one year from the effective termination date.

      We do not have employment contracts with any other officer or director. We offer basic health, major medical and life insurance to our employees. We have not adopted any retirement, pension or similar program.

ITEM 11 - Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth certain information regarding beneficial ownership of our company's Common Stock as of March 31, 2001, for (i) each person or group that is known to us to be a beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each of the Named Officers and directors, and (iii) all directors and executive officers of our company as a group. Except as otherwise indicated, we believe that such beneficial owners, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws, where applicable.

Names and Address
of Beneficial Owners       Number of Shares        Percentage Owned (1)(2)
--------------------       ----------------        -----------------

J.C. Chatpar(3)               6,575,712            31.9%
c/o Cyber Digital, Inc.
400 Oser Avenue
Hauppauge, NY 11788

Jack P. Dorfman(4)             230,000              1.1%

Jatinder V. Wadhwa(5)          227,812              1.1%

Terry L. Jones (6)              30,000              *

Andrew Van Etten                10,000              *

All directors and
executive officers as a
group:  (5) persons          7,073,524               34.3%
*less than 1%

(1) For purposes of computing the percentage of outstanding shares of Common Stock held by each person or group of persons named above, any security which such person or persons have or have the right to acquire within 60 days is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage of ownership of any other person.

(2) Assumes the exercise of the warrants to purchase 824,013 shares of Common Stock issued in connection with the offering of our company's Series A Preferred stock. Assumes the exercise of the warrants to purchase 235,678 shares of Common Stock issued in connection with the offering of our company's Series D1 Preferred stock.

(3) Does not include 476,000 shares owned by Sylvie Chatpar, his wife, and 175,000 shares owned by certain other relatives, to which shares Mr. Chatpar disclaims beneficial ownership. Includes 1,655,000 shares as to which Mr. Chatpar holds non-qualified stock options, which are exercisable at any time.

(4) Includes 110,000 shares as to which Mr. Dorfman holds a non-qualified stock option, which are exercisable at any time. Does not include 360,000 shares owned by his wife, Sandra Dorfman, to which shares Mr. Dorfman disclaims beneficial ownership.

(5) Includes 70,000 shares as to which Mr. Wadhwa holds non-qualified stock options which are exercisable at any time.

(6) Terry Jones is a general partner of a limited partnership that is the general partner of Syndicated Communications Venture Partners III, L.P. ("Syncom III"), a fund which on April 14, 1998, Syncom III converted all of its outstanding Series B-1 Preferred Stock into 861,230 shares of Common Stock at a conversion price of $2.89 per share. Includes 30,000 shares as to which Mr. Jones holds non-qualified stock options which are exercisable at any time.


ITEM 12 - Certain Relationships and Related Transactions

      On December 30, 1996, we consummated a private placement of its Series B-1 Convertible Preferred Stock, par value $.05 per share, to Syncom III. We issued 2,000 shares of its Series B-1 Stock to Syncom III in return for $2,000,000. On April 14, 1998, Syncom III converted all of its outstanding Series B-1 Preferred Stock into 861,230 shares of Common Stock at a conversion price of $2.89 per share.

      Terry Jones, a director, is the general partner of WJM Partners III, L.P. ("WJM"), the general partner of Syncom III. Pursuant to the terms of the Stock Purchase Agreement so long as Syncom III holds Common Stock, our company's Board of Directors shall consist of not less than five members and that we shall use our best efforts to cause Terry Jones (or another partner of WJM) to be elected as a director.

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

     27   Financial Data Schedule.


(b) Reports of Form 8-K. No reports on Form 8-K were filed for the three months ended March 31, 2001.

                               CYBER DIGITAL, INC.

                              FINANCIAL STATEMENTS

                                TABLE OF CONTENTS

                                                                       Page No.


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

AL B R E C H T , V I G G I A N O , Z U R E C K
        & C O M P A N Y , P.C.

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
                                                                  (631) 434-9500


                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders
Cyber Digital, Inc.
Hauppauge, New York


We have audited the accompanying balance sheets of Cyber Digital, Inc. as of March 31, 2001 and 2000 and the related statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the accompanying financial statements referred to in the first paragraph presents fairly, in all material respects, the financial position of Cyber Digital, Inc. as of March 31, 2001 and 2000 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


Albrecht,       Viggiano,       Zureck & Co., P.C.


Hauppauge, New York
June 21, 2001, except for Note 12,
which is dated July 2, 2001

                               CYBER DIGITAL, INC.
                                 BALANCE SHEETS
                                    March 31,

                                                                  2001           2000
                                                             ------------    ------------
ASSETS

Current Assets
  Cash and cash equivalents                                  $     80,611    $  1,650,801
  Accounts receivable                                                 390           5,078
  Inventories                                                     663,607         592,125
  Prepaid and other current assets                                 33,084          52,990
                                                             ------------    ------------
                                     Total Current Assets         777,692       2,300,994

Property and Equipment, net                                       126,934         201,781

Other Assets                                                       26,374          21,750
                                                             ------------    ------------
                                                             $    931,000    $  2,524,525
                                                             ============    ============

LIABILITIES AND SHAREHOLDERS'  EQUITY

Current Liabilities
  Accounts payable, accrued expenses, and taxes              $    460,940    $    283,232
                                                             ------------    ------------
                                Total Current Liabilities         460,940         283,232
                                                             ------------    ------------

Commitments and Contingencies

Shareholders' Equity
  Preferred stock - $.05 par value; cumulative, convertible and participating; authorized 10,000,000 shares
      Series A; issued and outstanding - none at March 31, 2001
        and 2000                                                      -0-           -0-
      Series B-1; issued and outstanding - none at March 31, 2001
       and 2000, respectively                                         -0-           -0-
      Series B-2; issued and outstanding - none at March 31, 2001
        and 2000                                                      -0-           -0-
      Series C; issued and outstanding - 310 shares at
        March 31, 2001 and 2000                                        16            16
      Series D-1; issued and outstanding - -0- and 851 shares at
        March 31, 2001 and 2000                                       -0-            43
  Common stock - $.01 par value; authorized 60,000,000 shares;
    issued and outstanding 20,197,348 and 19,199,807
      shares at March 31, 2001 and 2000, respectively             201,974       191,998
  Additional paid-in capital                                   17,528,572    17,574,905
  Accumulated deficit                                        (17,260,502)   (15,525,669)
                                                             -----------   ------------

                                                                  470,060     2,241,293
                                                             -----------   ------------
                                                             $    931,000  $  2,524,525
                                                             ============  ============


               See accompanying notes to financial statements.

                               CYBER DIGITAL, INC.
                            STATEMENTS OF OPERATIONS
                              Years ended March 31,


                                                                       2001                  2000
                                                                 ------------            ------------
Net Sales                                                        $     37,539            $      6,497

Cost of Sales                                                          29,126                   3,672
                                                                 ------------            ------------

                                             Gross Profit               8,413                   2,825
                                                                 ------------            ------------

Operating Expenses
  Selling, general and administrative expenses                      1,265,844               1,379,924
  Research and development                                            316,117                 633,358
                                                                 ------------            ------------

                                   Total Operating Expenses         1,581,961               2,013,282
                                                                 ------------            ------------


                                     Loss from Operations          (1,573,548)             (2,010,457)
                                                                 ------------            ------------

Other Income (Expense)
  Interest income                                                      12,612                  56,126
  Loss on disposal of fixed assets                                     (1,053)                 (6,670)
  Other income                                                         36,830                     -0-
                                                                 ------------            ------------

                                       Total Other Income              48,389                  49,456

                                 Loss before Income Taxes          (1,525,159)             (1,961,001)

Provision (Benefit) for Income Taxes                                    2,655                    (301)
                                                                 ------------            ------------

                                                 Net Loss          (1,527,814)             (1,960,700)

                                 Preferred Stock Dividend             (35,419)               (129,056)
                                                                 ------------            ------------

                  Income Available to Common Shareholders        $ (1,563,233)           $ (2,089,756)
                                                                 ============            ============

Net Loss Per Share of Common Stock (See Note 5)

                               Loss from Operations - Basic      $       (.08)           $       (.11)
                                                                 ============            ============
                                                    Diluted      $       (.08)           $       (.11)
                                                                 ============            ============

                                           Net Loss - Basic      $       (.08)           $       (.11)
                                                                 ============            ============
                                                    Diluted      $       (.08)           $       (.11)
                                                                 ============            ============

Weighted average number of common shares outstanding               19,517,679              18,517,456
                                                                 ============            ============




               See accompanying notes to financial statements.

                             CYBER DIGITAL, INC.
                STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                       Years ended March 31, 2001 and 2000




                                                                       Series A                           Series B-1
                                                               Shares            Amount            Shares            Amount
                                                               =======           =======          ======            =======
Balance at March 31, 1999                                          -0-           $   -0-           2,420            $   121

Exercise of stock options

Preferred stock dividend - Series B-1

Conversion of Series B-1 Preferred Stock                                                          (2,420)              (121)

Issuance of 6% Series C Preferred Stock

Issuance of 8% Series D-1 Preferred Stock

Preferred stock dividend - Series D-1

Conversion of Series D-1 Preferred Stock

Net Loss

Balance at March 31, 2000                                          -0-           $   -0-             -0-            $   -0-

Preferred stock Series D-1 stock dividend

Conversion of Series D-1 Preferred Stock

Preferred stock Series D-1 cash dividend

Redemption of Series D-1 Preferred Stock

Exercise of stock options

Issuance of Common Stock

Net Loss

Balance at March 31, 2001                                          -0-           $   -0-             -0-            $   -0-
                                                               =======           =======          ======            =======



                                                                     Preferred Stock
                                                                       Series B-2                           Series C
                                                                Shares            Amount            Shares            Amount
                                                                ======            ========        ========            ======
Balance at March 31, 1999                                          -0-            $    -0-             -0-            $  -0-

Exercise of stock options

Preferred stock dividend - Series B-1

Conversion of Series B-1 Preferred Stock

Issuance of 6% Series C Preferred Stock                                                                310                16

Issuance of 8% Series D-1 Preferred Stock

Preferred stock dividend - Series D-1

Conversion of Series D-1 Preferred Stock

Net Loss

Balance at March 31, 2000                                          -0-            $    -0-             310            $   16

Preferred stock Series D-1 stock dividend

Conversion of Series D-1 Preferred Stock

Preferred stock Series D-1 cash dividend

Redemption of Series D-1 Preferred Stock

Exercise of stock options

Issuance of Common Stock

Net Loss

Balance at March 31, 2001                                          -0-            $    -0-             310            $   16
                                                                ======            ========        ========            ======



                                                                          Series D-1                         Common Stock
                                                                   Shares            Amount          Shares              Amount
                                                                ========             =======       ==========           =========
Balance at March 31, 1999                                            -0-             $   -0-       17,386,053           $ 173,861

Exercise of stock options                                                                             242,000               2,420

Preferred stock dividend - Series B-1                                                                  23,860                 238

Conversion of Series B-1 Preferred Stock                                                              837,370               8,374

Issuance of 6% Series C Preferred Stock

Issuance of 8% Series D-1 Preferred Stock                          3,000                 150

Preferred stock dividend - Series D-1                                                                  19,395                 194

Conversion of Series D-1 Preferred Stock                          (2,149)               (107)         691,129               6,911

Net Loss

Balance at March 31, 2000                                            851             $    43       19,199,807           $ 191,998

Preferred stock Series D-1 stock dividend                                                               7,477                  75

Conversion of Series D-1 Preferred Stock                            (279)                (14)         179,811               1,798

Preferred stock Series D-1 cash dividend

Redemption of Series D-1 Preferred Stock                            (572)                (29)

Exercise of stock options                                                                              75,000                 750

Issuance of Common Stock                                                                              735,253               7,353

Net Loss

Balance at March 31, 2001                                            -0-             $   -0-       20,197,348           $ 201,974
                                                                ========             =======       ==========           =========




                                                                  Additional                                      Total
                                                                    Paid-in              Accumulated          Shareholders'
                                                                    Capital                Deficit              Equity
                                                                  ===========            ============         ===========
Balance at March 31, 1999                                         $14,161,764           $(13,435,913)         $   899,833

Exercise of stock options                                             289,740                                     292,160

Preferred stock dividend - Series B-1                                  69,608                (69,846)                 -0-

Conversion of Series B-1 Preferred Stock                               (8,253)                                        -0-

Issuance of 6% Series C Preferred Stock                               309,984                                     310,000

Issuance of 8% Series D-1 Preferred Stock                           2,699,850                                   2,700,000

Preferred stock dividend - Series D-1                                  59,016                (59,210)                 -0-

Conversion of Series D-1 Preferred Stock                               (6,804)                    -0-                 -0-

Net Loss                                                                                   (1,960,700)         (1,960,700)

Balance at March 31, 2000                                         $17,574,905            $(15,525,669)        $ 2,241,293

Preferred stock Series D-1 stock dividend                              11,525                 (11,600)                -0-

Conversion of Series D-1 Preferred Stock                               (1,784)                    -0-                 -0-

Preferred stock Series D-1 cash dividend                                                      (23,819)            (23,819)

Redemption of Series D-1 Preferred Stock                             (514,771)               (171,600)           (686,400)

Exercise of stock options                                              74,250                                      75,000

Issuance of Common Stock                                              384,447                                     391,800

Net Loss                                                                                   (1,527,814)         (1,527,814)

Balance at March 31, 2001                                         $17,528,572            $(17,260,502)        $   470,060
                                                                  ===========            ============         ===========



               See accompanying notes to financial statements.

                               CYBER DIGITAL, INC.
                            STATEMENTS OF CASH FLOWS
                              Years ended March 31,

                                                                                          2001                2000
                                                                                      -----------         -----------
Cash Flows from Operating Activities
  Net loss                                                                            $(1,527,814)        $(1,960,700)
  Adjustments to reconcile net loss to
     net cash used in operating activities:
    Depreciation                                                                           74,007              71,663
    Loss on disposal of property and equipment                                              1,053               6,670
    (Increase) decrease in operating assets:
     Accounts receivable                                                                    4,688              (5,078)
     Inventories                                                                          (55,653)           (109,492)
     Prepaid and other current assets                                                      19,906             (23,800)
     Other assets                                                                          (4,624)             (7,400)
    Increase in operating liabilities:
     Accounts payable, accrued expenses and taxes                                         177,708             159,251
                                                                                      -----------         -----------

                    Net Cash Used in Operating Activities                              (1,310,729)         (1,868,886)
                                                                                      -----------         -----------

Cash Flows from Investing Activities
  Purchase of equipment                                                                   (18,042)            (29,305)
  Proceeds from sale of equipment                                                           2,000                 -0-
                                                                                      -----------         -----------

                    Net Cash Used in Investing Activities                                 (16,042)            (29,305)
                                                                                      -----------         -----------

Cash Flows from Financing Activities
  Issuance of common stock                                                                391,800                 -0-
  Exercise of common stock options                                                         75,000             292,160
  Issuance of preferred stock                                                                 -0-           3,010,000
  Redemption of preferred stock                                                          (686,400)                -0-
  Preferred stock dividend                                                                (23,819)                -0-
                                                                                      -----------         -----------

         Net Cash (Used) Provided by Financing Activities                                (243,419)          3,302,160
                                                                                      -----------         -----------

       Net (Decrease) Increase in Cash and Cash Equivalents                            (1,570,190)          1,403,969

Cash and Cash Equivalents at Beginning of Period                                        1,650,801             246,832
                                                                                      -----------         -----------

               Cash and Cash Equivalents at End of Period                             $    80,611         $ 1,650,801
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

Operating and Financing Matters

Since inception, the Company has devoted substantial resources to the design and development of the Company's systems and technology. As such, the Company has not achieved revenue growth and has incurred operating losses. At March 31, 2001, the Company had an accumulated deficit of $(17,260,502) and a shareholders' equity of $470,060. The decrease in equity from March 31, 2000 to March 31, 2001 is due mainly to a net operating loss during the year ended March 31, 2001. The Company historically has generated sufficient cash flow to support its operations mainly from these issuances of debt and equity securities. The Company anticipates additional issuances of debt and/or equity in the future. Subsequent to year-end, the Company received a firm commitment for additional financing as further discussed in Note 12.

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

                               CYBER DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies (continued)

Accounts Receivable

Accounts receivable are presented net of a zero allowance for doubtful accounts at March 31, 2001 and 2000. The allowance is based on prior experience and management's evaluation of the collectibility of accounts receivable. Management believes that the allowance is adequate. However, additions to the allowance may be necessary based on changes in economic conditions.

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

Warranty Expense

The Company records warranty expense as incurred and does not make a provision as shipments are made. Such expense has not been significant.

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

Note 2 - Inventories

At March 31, inventories consist of:
                                                      2001           2000
                                                  ------------   ------------

               Raw materials                      $    605,527   $    528,221
               Finished goods                           58,080         63,904
                                                  ------------   ------------

                                                  $    663,607   $    592,125
                                                  ============   ============

Note 3 - Property and Equipment

Major classes of property and equipment consist of the following at March 31:

                                        2001          2000       Useful Lives
                                    -----------   ------------   -------------

       Machinery and equipment      $   339,115   $    385,743        5 years
       Furniture and fixtures            66,682         66,262        7 years
       Leasehold improvements             4,786          4,786     lease term
                                    -----------   ------------

                                        410,583        456,791
       Less:  Accumulated depreciation  283,649        255,010
                                    -----------   ------------

                                    $   126,934   $    201,781
                                    ===========   ============

                               CYBER DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS

Note 4 - Other Assets

Other assets consist of various security deposits.

Note 5 - Earnings (Loss) Per Share

Earnings per share ("EPS") has been computed and presented pursuant to the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share.

                                                      2001           2000
                                                  ------------   ------------

Net Loss                                          $ (1,527,814)  $ (1,960,700)
Dividends paid on Preferred Stock                      (35,419)      (129,056)
                                                  ------------   ------------

Income Available to Common Shareholders           $ (1,563,233)  $ (2,089,756)
                                                  ------------   ------------
Weighted Average Common Shares Outstanding          19,517,679     18,517,456
                                                  ------------   ------------

Basic EPS                                         $       (.08)  $       (.11)
Diluted EPS                                       $       (.08)  $       (.11)

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

In addition to these plans, the Company has issued non-qualified stock options and warrants upon the approval by the Board of Directors. Such options and warrants are granted at 100% of fair market value on the date of the grant. Information with respect to non-qualified stock options and warrants are summarized as follows:

                                                  Price            Shares
                                            ------------         -----------

     Outstanding, April 1, 2000             $.75 to $10.00        3,820,901
      Granted                               $.68 to $1.50           207,971
      Canceled                              $1.00 to $3.31         (120,000)
      Exercised                             $1.00 to $1.00          (75,000)

     Outstanding March 31, 2001                                   3,833,872
                                                                 ==========

                               CYBER DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS

Note 6 - Stock Option Plans (continued)

A summary of options and warrants as of March 31, 2001 follows:



                                                 Options Outstanding                          Options Exercisable
                         -------------------------------------------------------     --------------------------------
                                                     Weighted
                                                      Average          Weighted                           Weighted
                                                    Remaining          Average       Exercisable           Average
   Range of                 Outstanding            Contractual        Exercise          as of             Exercise
Exercise Prices               at 3/31/01               Life              Price          3/31/01            Price
---------------          --------------------  ------------------  -------------     ------------      --------------

 $.68 to $1.50           $      1,037,971              5.33         $   1.04        $     804,290              .99
$2.43 to $2.72                  1,275,000              7.56             2.68              739,896             2.67
$4.00 to $4.25                     20,000              3.29             4.25               19,375             4.26
$5.70 to $6.00                    651,888              2.45             5.89              329,103             5.92
$6.35 to $10.00                   849,013               .28             6.46              849,013      $      6.46
                         --------------------  ------------------  -------------     ------------      --------------
                         $      3,833,872              4.45         $   3.63           $2,741,677      $      3.75
                         ====================  ==================  =============    =============      ==============


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

The following assumptions were employed to estimate the fair value of stock options granted:
                                             Years Ended March 31,
                                          --------------------------
                                              2001          2000
                                          ------------  ------------
      Expected dividend yield                    0.00%         0.00%
      Expected price volatilities               91.00%        95.50%
      Risk-free interest rate                    4.40%         6.30%
      Expected life (years)                      9.10         9.00

For pro forma purposes, the estimated fair value of the Company's stock options is amortized over the options' vesting period. The Company pro forma information follows:

                                              2001          2000
                                          ------------  ------------
      Weighted average fair value of
        Options granted                   $        0.10  $       0.46

      Net Loss
       As reported                        $  (1,527,814) $ (1,960,700)
       Pro Forma                             (1,679,765)   (1,995,271)

      Net Loss Per Share
       As reported
         Basic                            $        (.08) $       (.11)
         Diluted                          $        (.08) $       (.11)
       Pro Forma
         Basic                            $        (.09) $       (.11)
         Diluted                          $        (.09) $       (.11)

                               CYBER DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS

Note 7 - Convertible, Cumulative and Participating Preferred Stock

During the year ended March 31, 1997, the Company completed two private placements of preferred stock. The Company sold 805 shares of 10% Series A preferred stock, priced at $10,000 per share. The Company also sold 2,000 shares of 10% Series B-1 preferred stock, priced at $1,000 per share.

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

The 10% Series B-2 preferred stock is convertible into restricted common shares at a price which is the greater of (a) $7.50 per share or (b) 85% of the average closing price for the five days prior to the conversion date. As of March 31, 2001, this preferred stock remains unissued.

In July 1999, the Company completed a private placement of its 6% Series C preferred stock. The Company sold 310 shares at $1,000 per share. The private placement resulted in the Company receiving proceeds of $310,000. As of March 31, 2001, there are undeclared dividends of $42,602 on the Series C preferred stock.

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

During the fiscal years ended March 31, 2001 and 2000, pursuant to an optional conversion of Series D-1 preferred stock, 279 shares and 2,149 shares, respectively, were converted into 179,811 and 691,129 shares, respectively, of common.

During the fiscal years ended March 31, 2001 and 2000, the Company paid stock dividends in the amount of $11,600 and $59,210 to the Series D-1 preferred stockholders who converted their Series D-1 preferred stock. This dividend was paid through the issuance of 7,477 and 19,395, respectively, shares of the Company's common stock.

During the fiscal year ended March 31, 2001, pursuant to an optional redemption feature of Series D-1 preferred stock, the Company redeemed 572 shares of its Series D-1 preferred stock. The Company paid a cash dividend of $23,819 on these 572 shares.

Note 8 - Common Stock

During the year ended March 31, 2001, the Company received $300,000 under a stock subscription agreement. The common stock is deemed to be issued and outstanding as of March 31, 2001. The stock certificates were issued to the investors in June 2001.

                               CYBER DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS

Note 9 - Income Taxes

The Company has net operating loss carryforwards for tax purposes amounting to approximately $12 million that may be offset against future taxable income which expire through 2015. In addition, the Company has investment and research and development tax credits for tax purposes amounting to approximately $196,000 which expire through 2003.

Deferred income taxes are recognized for differences between the bases of assets and liabilities for financial statement and income tax purposes. The utilization of these tax attributes is contingent upon the Company's ability to generate future taxable income and tax before the tax attributes expire as well as Internal Revenue Code limitations. As a result, a valuation allowance equal to the full extent of the deferred tax asset has been established. The change in the deferred tax asset (as well as the valuation account) was approximately $611,000 for the fiscal year ended March 31, 2001.

The Company was subject to capital based taxes for New York State for the years ended March 31, 2001 and 2000.

Note 10 - Commitments and Contingencies

Employment Contract

During the year ended March 31, 1998, the Company entered into a new employment agreement with the Chairman. The new agreement is for a three year period covering August 4, 1997 through August 3, 2000. This agreement is renewable for successive three-year periods. On August 3, 2000, this employment contact was renewed for a three-year period.

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

Note 10 - Commitments and Contingencies (continued)

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

Operating Leases

Effective April 1, 1999, the Company renewed its noncancelable operating lease that expired on March 31, 1999. This lease was renewed for a five-year period with respect to the Company's executive offices and operations. Rent expense was $59,125 and $55,638 for the years ended March 31, 2001 and 2000, respectively.

In January 1998, the Company commenced a noncancelable operating lease that expired on February 28, 2000, with a renewal option for two additional, two-year periods, with respect to the Company's Indiana office. In October 1998, the Company began subleasing their Indiana office on a month-to-month basis. Rent expense was $-0- and $14,850 for the year ended March 31, 2001 and 2000, respectively. The expense for 2000 is net of sublease income. This lease was not renewed on February 28, 2000.

The Company also has noncancelable operating leases for vehicles. The monthly rental on the vehicles is $1,404. The amount charged to expense was $9,912 and $14,217 for the years ended March 31, 2001 and 2000, respectively.

Effective December 1, 1999, the Company commenced a noncancelable operating lease that expires on November 30, 2004 with respect to the Company's offices in Woburn, Massachusetts. Rent expense was $11,648 and $7,951 for the years ended March 31, 2001 and 2000, respectively.

Effective December 31, 1999, the Company commenced a noncancelable license agreement that expires on November 30, 2004 to install its telecommunications equipment in buildings in Woburn, Massachusetts. The monthly license fee of $2,600 is subject to various discounts if the Company meets certain criteria. The expense for the license agreement was $31,227 and $4,750 for the years ended March 31, 2001 and 2000, respectively.

Future minimum rentals are as follows:

            For years ending March 31, 2002        $  109,712
                                       2003           110,028
                                       2004           109,637
                                       2005            29,923
                                                   ----------

                                                   $  359,300
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

Note 10 - Commitments and Contingencies (continued)

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

Note 11 - Foreign Operations

During the year ended March 31, 1998, the Company formed a wholly owned subsidiary, Cyber Digital (India) Private Limited, under the rules and regulations of the Government of India. The subsidiary has not begun operations and has no assets as of March 31, 2001 and 2000.

During the year ended March 31, 2001, the Company financed a wholly owned subsidiary, Cyber Digital (Nigeria) Ltd. under the rules and regulations of the Government of Nigeria. The subsidiary has not begun operating and has no assets as of March 31, 2001.

Note 12 - Subsequent Event

Equity Line of Credit

During July 2001, the Company received a firm commitment for an equity line of credit for $6,000,000. The commitment allows for the Company to make twenty-four draws at a maximum of $250,000 per draw over a thirty-month period.

                                  SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  July 9, 2000

                                          CYBER DIGITAL, INC.


                                          By:   /s/ J.C. Chatpar
                                                ----------------------
                                                J.C. Chatpar
                                          Chairman of the Board, President
                                          and Chief Executive Officer


      In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature                      Title                              Date

/s/ J.C. Chatpar               Chairman of the Board, President  July 9, 2001
------------------             and Chief Executive Officer
    J.C. Chatpar               (Principal Executive and
                               Financial Officer)


/s/ Dale A. Johnson            Controller and Treasurer
-------------------
    Dale A. Johnson            (Principal Accounting Officer)

/s/ Jack P. Dorfman            Director                          July 9, 2001
--------------------
    Jack P. Dorfman

/s/ Jatinder Wadhwa            Director                          July 9, 2001
-------------------
    Jatinder Wadhwa

/s/ Terry Jones                Director                          July 9, 2001
------------------
    Terry Jones

/s/  Andrew Van Etten          Director                          July 9, 2001
---------------------
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