Form 10-Q
period 2001-06-30
CYBER DIGITAL INC
filed 2001-08-10
CIK 721295

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


 X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Quarterly Period Ended June 30, 2001

      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File No.: 0-13992
                                              -------

                               CYBER DIGITAL, INC.
                       ----------------------------------
                 (Name of small business issuer in its charter)

              New York                                        11-2644640
   -------------------------------                       ---------------------
   (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                         Identification No.)


400 Oser Avenue, Hauppauge, New York                             11788
-------------------------------------                            -----
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

The number of shares of stock outstanding at August 10, 2001: 20,340,829 shares of Common Stock; par value $.01 per share.

                             CYBER DIGITAL, INC.
                                BALANCE SHEETS





                                                             June 30,     March 31,
                                                              2001          2001
                                                            (Unaudited)   (Audited)
                                                             --------     --------
Current Assets

  Cash and cash equivalents                                  $  6,085   $ 80,611
  Accounts Receivable                                             -0-        390
  Inventories                                                 663,607    663,607
  Prepaid and other current assets                             30,769     33,084
                                                             --------   --------

                                     Total Current Assets    $700,461   $777,692
                                                             --------   --------

Property and Equipment, Net

  Equipment                                                  $339,115   $339,115
  Furniture and Fixtures                                       66,682     66,682
  Leasehold Improvements                                        4,786      4,786
                                                             --------   --------
                                                             $410,583   $410,583
  Accumulated depreciation                                    301,544    283,649
                                                             --------   --------

                             Total Property and Equipment    $109,039   $126,934
                                                             --------   --------


Other Assets                                                 $ 26,374   $ 26,374
                                                             --------   --------

                                                             $835,874   $931,000
                                                             ========   ========



       The accompanying notes are an integral part of these statements

                             CYBER DIGITAL, INC.
                                BALANCE SHEETS




                                                                 June 30,     March 31,
                                                                   2001         2001
                                                                (Unaudited)    (Audited)
LIABILITIES AND SHAREHOLDERS'  EQUITY

Current Liabilities
  Accounts payable, accrued expenses, and taxes              $    334,809  $    460,940
                                                             ------------  ------------

                                Total Current Liabilities    $    334,809  $    460,940
                                                             ------------  ------------

Commitments and Contingencies

Shareholders' Equity
  Preferred stock - $.05 par value; cumulative, convertible and participating; authorized 10,000,000 shares
      Series A; issued and outstanding - none at June 30, 2001
        and March 31, 2001                                            -0-           -0-
      Series B-1 issued and outstanding - none at June 30, 2001
      and March 31, 2001                                              -0-           -0-
      Series B-2 issued and outstanding - none at June 30, 2001
        and March 31, 2001                                            -0-           -0-
     Series C issued and outstanding - 310 shares at June 30,
       2001 and  March 31, 2001                                        16            16
     Series D-1 issued and outstanding - none at June 30, 2001
       and 851 shares at March 31, 2001                               -0-           -0-
  Common stock - $.01 par value; authorized 30,000,000
    shares; issued and outstanding 20,340,829 shares
      at June 30, 2001 and 20,197,348 at March 31, 2001,
     respectively                                                 203,409       201,974
  Additional paid-in capital                                   17,670,618    17,528,572
  Accumulated deficit                                         (17,372,978)  (17,260,502)
                                                             -----------   ------------

                                                             $    501,065  $    470,060
                                                             ------------  ------------

                                                             $    835,874  $    931,000
                                                             ============  ============




       The accompanying notes are an integral part of these statements

                             CYBER DIGITAL, INC.
                           STATEMENTS OF OPERATIONS
                                 (Unaudited)



                                                                 Three months ended
                                                                     June 30,
                                                                 2001         2000
                                                             ------------  ------------
Net Sales                                                    $        -0-  $     12,254


Cost of Sales                                                         -0-         8,697
                                                             ------------  ------------


  Gross Profit                                               $        -0-  $      3,557
                                                             ------------  ------------


Operating Expenses

  Selling, general and administrative expenses               $     85,448  $    374,336
  Research and development                                         28,899       128,498
                                                             -----------   ------------

Total Operating Expenses                                     $    114,347  $    502,834
                                                             -----------   ------------


Loss from Operations                                         $   (114,347) $   (499,277)

Other Income, net                                                   1,871        12,333
                                                             -----------   ------------


Net Loss                                                     $   (112,476) $   (486,944)

Preferred Stock Dividends                                             -0-       (35,419)
                                                             ------------  ------------

Loss Available to Common Stockholders                        $   (112,476) $   (522,363)
                                                             ============  ============

Earnings (loss) per common and common equivalent share
  Basic                                                      $     (0.005) $      (0.03)
                                                             ============  ============
  Diluted                                                    $     (0.005) $      (0.03)
                                                             ==========================


Weighted average number of common shares outstanding           20,340,829    19,387,096
                                                             ============  ============


       The accompanying notes are an integral part of these statements

                             CYBER DIGITAL, INC.
                           STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                                  Three months ended
                                                                         June 30,
                                                                   2001           2000
                                                             ------------  -------------
Cash Flows from Operating Activities
  Net loss                                                   $  (112,476)  $   (486,944)
  Adjustments to reconcile net loss to
     net cash used in operating activities:
    Depreciation                                                   17,810        18,259
    Amortization                                                       85            85
(Increase) decrease in operating assets:
     Accounts receivable                                              390         1,700
     Inventories                                                      -0-       (10,785)
     Prepaid expenses                                               2,315        (2,386)
     Other assets                                                     -0-        (8,374)
    Increase (decrease) in operating liabilities:
     Accounts payable and accrued expenses                       (126,131)      (47,422)
                                                             ------------  -------------

                    Net Cash Used in Operating Activities    $   (218,007) $   (535,867)
                                                             ------------  -------------

Cash Flows from Investing Activities
  Purchase of equipment                                      $        -0-  $    (12,450)
  Purchase of furniture and fixtures                                  -0-        (2,327)
                                                             ------------  -------------

                    Net Cash Used in Investing Activities    $        -0-  $    (14,777)
                                                             ------------  -------------

Cash Flows from Financing Activities
  Issuance of preferred stock                                $        -0-  $        -0-
  Issuance of common stock                                        143,481           -0-
  Redemption of preferred stock                                       -0-      (686,400)
  Preferred Stock Dividends                                           -0-       (23,819)
                                                             ------------  -------------

       Net Cash (Used) Provided by  Financing Activities     $    143,481  $   (710,219)
                                                             ------------  -------------

                Net Decrease in Cash and Cash Equivalents    $    (74,526) $ (1,260,863)

Cash and Cash Equivalents at Beginning of Period                   80,611     1,650,801
                                                             ------------  ------------

               Cash and Cash Equivalents at End of Period    $      6,085  $    389,938
                                                             ============  ============

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
    Income taxes                                             $        -0-  $        460
                                                             ============  ============
    Preferred stock dividend issued in common stock          $        -0-  $     11,600
                                                             ============  ============

       The accompanying notes are an integral part of these statements

                             CYBER DIGITAL, INC.
                        NOTES TO FINANCIAL STATEMENTS



NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending March 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the fiscal year ended March 31, 2001.


NOTE 2 - INVENTORIES


Inventory of purchased parts for eventual resale to customers are valued at the lower of cost or market, as determined by the first-in, first-out (FIFO) method and consisted of the following:

                                            June 30, 2001        March 31, 2001
                                          ---------------        --------------
              Raw Materials             $       605,527        $       605,527
              Finished Goods                     58,080                58,080
                                                 ------                ------
                                        $       663,607        $       663,607
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

In April 2001, we developed a strong foothold in the Nigerian telecommunication market by having our digital wireless telephone network solution accepted by five states. In addition, we won a bid to provide 10,000 lines telephone network against major giants such as Alcatel and Siemens in Nigeria. Since we offer an affordable telecommunications as well as Internet capability, the Nigerian leaders have selected us as the ideal supplier of telephone and Internet systems. We envisage supplying $35 million of our wireless systems to five states and $26 million of our fiber optic landline systems to the government of Nigeria. Payment terms for these sales are 50% cash-in-advance and the remaining balance paid through an irrevocable confirmed letter of credit

Results of Operations

For Three Months Ended June 30, 2001

Net sales for the quarter ended June 30, 2001 were zero as compared to $12,254 for the quarter ended June 30, 2001. Net sales were due to high speed Internet access service provided to customers who have signed at least one year contracts. Gross profit for the quarter ended June 30, 2001 was zero of net sales as compared to 29% for the quarter ended June 30, 2001. Fluctuations in gross profit margins are primarily attributable to price changes, changes in sales mix by product or distribution channel. Selling, general and administrative expenses decreased $288,888 or 77% in the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2001, primarily due to decreases in marketing expenses. Research and development expenses for the quarter ended June 30, 2001 were $28,899 as compared to $128,498 for the quarter ended June 30, 2000. Net loss for the quarter ended June 30, 2000 was $(112,476) or $(.005) per share as compared to $(486,944) or $(.03) per share for the quarter ended June 30, 2000.

Liquidity and Capital Resources

Total working capital increased $48,900 to $365,652 for the quarter ended June 30, 2001 from $316,752 for the period ended March 31, 2001. The current ratio increased to 2.1 to 1 as at June 30, 2001 from 1.7 to 1 as at March 31, 2001. Current levels of inventory are adequate to meet short term sales. There were no significant capital expenditures in the quarter ended June 30, 2001. The Company expects to finance its operations through the exercise of options and warrants and together with the issuance of additional stock. During July 2001, the Company received a firm commitment for an equity line of credit for $6,000,000. The commitment allows for the Company to make twenty-four draws at a maximum of $250,000 per draw over a thirty-month period. The Company believes its liquidity will be sufficient to meets its needs for the next 30 months. The Company believes that, if needed, it will be able to obtain additional funds required for future needs.

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

ITEM 2 - Subsequent Events

During July 2001, the Company received a firm commitment for an equity line of credit for $6,000,000. The commitment allows for the Company to make twenty-four draws at a maximum of $250,000 per draw over a thirty-month period.

As of July 10, 2001, 824,013 warrants expired in connection with the offering of Series A preferred stock at an exercise price of $6.35 per share.

ITEM 3 - Changes in Securities and Use of Proceeds

None.

ITEM 4 - Defaults on Senior Securities.

None.

ITEM 5 - Submission of Matters to a Vote of Security Holders

None.
                             CYBER DIGITAL, INC.


PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS IN FORM 8-K

A)    Exhibits

     3.   Articles of Incorporations and By-Laws
     10.  Material Contracts
     11.  Computation of Loss Per Share
     27.  Financial Data Schedule.

B)    Reports on Form 8-K

   No reports on Form 8-K were filed by the Registrant for the three months ended June 30, 2001.



                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CYBER DIGITAL, INC.


DATED:  August 10, 2001                   By: \s\ J.C. Chatpar
                                              ----------------
                                          Chairman of the Board,
                                          President, Principal Financial
                                          Officer and Chief Executive
                                          Officer



                                                                      Exhibit 11
                        COMPUTATION OF LOSS PER SHARE
                                  (Unaudited)

Weighted average shares outstanding
  Common Stock                                                      20,340,829              19,387,096
  Common Stock Equivalents                                                 -0-                     -0-
                                                             -----------------        ----------------

Weighted average common shares
  And equivalents                                                   20,340,829              19,387,096
                                                             =================        ================


Net loss                                                              (112,476)               (486,944)

Preferred stock dividends                                                  -0-                 (35,419)
                                                             -----------------        ----------------
Loss available to common stockholders                                 (112,476)               (522,363)
                                                             =================        ================


Loss per share:
  Basic                                                                 (0.005)                  (0.03)
  Diluted                                                               (0.005)                  (0.03)