Form 10QSB
period 2001-09-30
CYBER DIGITAL INC
filed 2001-11-09
CIK 721295

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Quarterly Period Ended September 30, 2001

___   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934


                          Commission File No.: 0-13992
                                              ---------

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

The number of shares of stock outstanding at September 30, 2001: 20,398,257 shares of Common Stock; par value $.01 per share.

                               CYBER DIGITAL, INC.
                                 BALANCE SHEETS


                                                     September 3   March 31,
                                                         2001        2001
                                                     (Unaudited)   (Audited)
                                                     -----------   ---------

Current Assets

  Cash and cash equivalents                         $      2,981  $     80,611
  Accounts Receivable                                      5,012           390
  Inventories                                            614,447       663,607
  Prepaid and other current assets                        30,755        33,084
                                                    ------------  ------------
                  Total Current Assets              $    653,195  $    777,692
                                                    ------------  ------------
Property and Equipment, Net

  Equipment                                         $    339,115  $    339,115
  Furniture and Fixtures                                  66,682        66,682
  Leasehold Improvements                                   4,786         4,786
                                                    ------------  ------------
                                                    $    410,583  $    410,583
  Accumulated depreciation                               318,671       283,649
                                                    ------------  ------------
                  Total Property and Equipment      $     91,912  $    126,934
                                                    ------------  ------------
Other Assets                                        $     26,374  $     26,374
                                                    ------------  ------------
                                                    $    771,481  $    931,000
                                                    ============  ============


         The accompanying notes are an integral part of these statements


                               CYBER DIGITAL, INC.
                                 BALANCE SHEETS

                                                               September 30,   March 31,
                                                                  2001           2001
                                                               (Unaudited)     (Audited)
                                                               -----------     ---------
LIABILITIES AND SHAREHOLDERS'  EQUITY

Current Liabilities
  Accounts payable, accrued expenses, and taxes                 $ 458,424   $    460,940
                                                                ---------   ------------
                   Total Current Liabilities                    $ 458,424   $    460,940
                                                                ---------   ------------
Commitments and Contingencies

Shareholders' Equity
  Preferred stock - $.05 par value; cumulative,
    convertible and participating; authorized
    10,000,000 shares
      Series A; issued and outstanding - none at
        September 30, 2001 and March 31, 2001                         -0-            -0-

      Series B-1 issued and outstanding - none at
      September 30, 2001 and March 31, 2001                           -0-            -0-
      Series B-2 issued and outstanding - none at
        September 30, 2001 and March 31, 2001                         -0-            -0-
     Series C issued and outstanding - 310 shares at
        September 30, 2001 and  March 31, 2001                         16            16
     Series D-1 issued and outstanding - none at
       September 30, 2001 and 851 shares at March 31, 2001            -0-            -0-
  Common stock - $.01 par value; authorized 30,000,000
    shares; issued and outstanding 20,398,257 shares
      at September 30, 2001 and 20,197,348 at
      March 31, 2001, respectively                                203,984        201,974
  Additional paid-in capital                                   17,727,472     17,528,572
  Accumulated deficit                                         (17,618,415)   (17,260,502)
                                                              -----------   ------------
                                                              $   313,057   $    470,060
                                                              -----------   ------------
                                                              $   771,481   $    931,000
                                                              ===========   ============

         The accompanying notes are an integral part of these statements


                               CYBER DIGITAL, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                 Three months ended
                                                                    September 30,
                                                                  2001         2000
                                                             -----------   ------------
Net Sales                                                    $        -0-  $     13,828

Cost of Sales                                                         -0-         8,346
                                                             ------------  ------------

  Gross Profit                                               $        -0-  $      5,482
                                                             ------------  ------------

Operating Expenses

  Selling, general and administrative expenses               $   227,618   $    365,040
  Research and development                                        24,254         99,133
                                                             -----------   ------------

Total Operating Expenses                                     $   251,872   $    464,173
                                                             -----------   ------------

Loss from Operations                                         $  (251,872)  $   (458,691)

Other Income, net                                                  1,778         33,834
                                                             -----------   ------------

Net Loss                                                     $  (250,094)  $  (424,857)
                                                             ------------  ------------

Earnings (loss) per common and common equivalent share
  Basic                                                      $     (0.01)  $     (0.02)
                                                             ============  ============
  Diluted                                                    $     (0.01)  $     (0.02)
                                                             ============  ============

Weighted average number of common shares outstanding           20,398,257    19,399,391
                                                             ============  ============


         The accompanying notes are an integral part of these statements


                               CYBER DIGITAL, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                  Six months ended
                                                                    September 30,
                                                                  2001         2000
                                                             ------------  ------------
Net Sales                                                    $        -0-  $     26,082

Cost of Sales                                                         -0-        17,043
                                                             ------------  ------------

  Gross Profit                                               $        -0-  $      9,039
                                                             ------------  ------------

Operating Expenses

  Selling, general and administrative expenses               $   309,828   $    739,376
  Research and development                                        51,735        227,631
                                                             -----------   ------------

Total Operating Expenses                                     $   361,563   $    967,007
                                                             -----------   ------------

Loss from Operations                                         $  (361,563)  $   (957,968)

Other Income, net                                                  3,650         46,167
                                                             -----------   ------------

Net Loss                                                     $  (357,913)  $  (911,801)
                                                             ------------  ------------

Net Loss Per Share of Common Stock
  Net Loss-Basic                                             $     (0.02)  $     (0.05)
                                                             ============  ============
  Net Loss-Diluted                                           $     (0.02)  $     (0.05)
                                                             ============  ============

Weighted average number of common shares outstanding           20,398,257    19,399,391
                                                             ============  ============

         The accompanying notes are an integral part of these statements


                               CYBER DIGITAL, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                  Six months ended
                                                                    September 30,
                                                                  2001         2000
                                                                  ----         ----
Cash Flows from Operating Activities
  Net loss                                                   $  (357,913)  $   (911,801)
  Adjustments to reconcile net loss to
     net cash used in operating activities:
    Depreciation                                                  34,855         37,009
    Amortization                                                     168            170
 (Increase) decrease in operating assets:
     Accounts receivable                                          (4,622)           211
     Inventories                                                  49,160        (15,459)
     Prepaid expenses                                              2,329          4,786
     Other assets                                                     -0-        (8,374)
    Increase (decrease) in operating liabilities:
     Accounts payable and accrued expenses                        (2,516)       (51,014)
                                                             ------------  -------------

                    Net Cash Used in Operating Activities    $  (278,539)  $   (944,472)
                                                             ------------  -------------
Cash Flows from Investing Activities
  Purchase of equipment                                      $        -0-  $    (15,715)
  Purchase of furniture and fixtures                                  -0-        (2,327)
                                                             ------------  -------------

                    Net Cash Used in Investing Activities    $        -0-  $    (18,042)
                                                             ------------  -------------
Cash Flows from Financing Activities
  Issuance of preferred stock                                $       -0-   $         -0-
  Issuance of common stock                                       200,909         75,000
  Redemption of preferred stock                                      -0-       (686,400)
  Preferred Stock Dividends                                          -0-        (23,819)
                                                             -----------   -------------

       Net Cash (Used) Provided by  Financing Activities     $   200,909   $   (635,219)
                                                             -----------   -------------

                Net Decrease in Cash and Cash Equivalents    $   (77,630)  $ (1,597,733)

Cash and Cash Equivalents at Beginning of Period                   80,611     1,650,801
                                                             ------------  ------------

               Cash and Cash Equivalents at End of Period    $      2,981  $     53,068
                                                             ============  ============
Supplemental Disclosures of Cash Flow Information Cash
  paid during the period for:
    Income taxes                                             $        -0-  $        460
                                                             ============  ============
    Preferred stock dividend issued in common stock          $        -0-  $     11,600
                                                             ============  ============


         The accompanying notes are an integral part of these statements

                               CYBER DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending March 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the fiscal year ended March 31, 2001.


NOTE 2 - INVENTORIES


Inventory of purchased parts for eventual resale to customers are valued at the lower of cost or market, as determined by the first-in, first-out (FIFO) method and consisted of the following:

                               September 30, 2001     March 31, 2001
                               -------------------    --------------
Raw Materials                      $  556,367          $  605,527
Finished Goods                         58,080              58,080
                                   ----------          ----------
                                   $  614,447          $  663,607
                                   ==========          ===========

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

Results of Operations

For Three Months Ended September 30, 2001

Net sales for the quarter ended September 30, 2001 were zero as compared to $13,828 for the quarter ended September 30, 2000. Net sales were due to high speed Internet access service provided to customers who have signed at least one year contracts. Gross profit for the quarter ended September 30, 2001 was zero of net sales as compared to 40% for the quarter ended September 30, 2000. Fluctuations in gross profit margins are primarily attributable to price changes, changes in sales mix by product or distribution channel. Selling, general and administrative expenses decreased $137,422 or 38% in the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000, primarily due to decreases in marketing expenses. Research and development expenses for the quarter ended September 30, 2001 were $24,254 as compared to $99,133 for the quarter ended September 30, 2000. Net loss for the quarter ended September 30, 2001 was $(250,094) or $(.01) per share as compared to $(424,857) or $(.02) per share for the quarter ended September 30, 2000.

For Six Months Ended September 30, 2001

Net sales for the six month period ended September 30, 2001 were zero as compared to $26,082 for the period ended September 30, 2000. Net sales were due to high speed Internet access service provided to customers who have signed at least one year contracts. Gross profit for the six month period ended September 30, 2001 was zero of net sales as compared to 35% for the period ended September 30, 2000. Selling, general and administrative expenses decreased $429,548 or 58% in the period ended September 30,

2001 as compared to the period ended September 30, 2000. Research and development expenses for the period ended September 30, 2001 were $51,735 as compared to $227,631 for the period ended September 30, 2000. Net loss for the period ended September 30, 2001 was $(357,913) or $(.02) per share as compared to $(911,801) or $(.05) for the period ended September 30, 2000.

Liquidity and Capital Resources

Total working capital decreased $121,981 to $194,771 for the quarter ended September 30, 2001 from $316,752 for the period ended March 31, 2001. The current ratio decreased to 1.4 to 1 as at September 30, 2001 from 1.7 to 1 as at March 31, 2001. Current levels of inventory are adequate to meet short term sales. There were no significant capital expenditures in the quarter ended September 30, 2001. The Company expects to finance its operations through the exercise of options and warrants and together with the issuance of additional stock. During July 2001, the Company received a firm commitment for an equity line of credit for $6,000,000. The commitment allows for the Company to make twenty-four draws at a maximum of $250,000 per draw over a thirty-month period. The Company believes its liquidity will be sufficient to meets its needs for the next 30 months from date of agreement. The Company believes that, if needed, it will be able to obtain additional funds required for future needs. As of July 10, 2001, 824,013 warrants expired in connection with the offering of Series A preferred stock at an exercise price of $6.35 per share.


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

None.

ITEM 3 - Changes in Securities and Use of Proceeds

None.

ITEM 4 - Defaults on Senior Securities.

None.

ITEM 5 - Submission of Matters to a Vote of Security Holders

None.

                               CYBER DIGITAL, INC.


PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS IN FORM 8-K

A)    Exhibits

          11.  Computation of Loss Per Share


B)    Reports on Form 8-K

   No reports on Form 8-K were filed by the Registrant for the three months ended September 30, 2001.



                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CYBER DIGITAL, INC.


DATED:  November 9, 2001                  By: \s\ J.C. Chatpar
                                              -----------------------------
                                          Chairman of the Board,
                                          President, Principal Financial
                                          Officer and Chief Executive Officer

                                                                      Exhibit 11

                          COMPUTATION OF LOSS PER SHARE
                                   (Unaudited)



Weighted average shares outstanding
  Common Stock                                        20,398,257    19,399,391
  Common Stock Equivalents                                 -0-           -0-
                                                      ----------    ----------

Weighted average common shares
  And equivalents                                     20,398,257    19,399,391
                                                      ==========    ==========
Net loss                                                (357,913)     (911,801)

Preferred stock dividends                                  -0-         (23,819)

Loss available to common stockholders                   (357,913)     (935,620)
                                                      ==========    ==========
Loss per share:
  Basic                                                    (0.02)        (0.05)
  Diluted                                                  (0.02)        (0.05)