Form 10QSB
period 2001-12-31
CYBER DIGITAL INC
filed 2002-02-13
CIK 721295

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


 [X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended December 31, 2001

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

Yes [X] No  [ ]

The number of shares of stock outstanding at December 31, 2001: 20,646,651 shares of Common Stock; par value $.01 per share.

                               CYBER DIGITAL, INC.
                                 BALANCE SHEETS






                                                                         December 31          March 31,
                                                                             2001                2001
                                                                          (Unaudited)         (Audited)

Current Assets

   Cash and cash equivalents                                             $       67,888   $       80,611
   Accounts Receivable                                                              -0-              390
   Inventories                                                                  609,307          663,607
   Prepaid and other current assets                                              29,511           33,084
                                                                         --------------   --------------

                                                 Total Current Assets    $      706,706   $      777,692
                                                                         --------------   --------------

Property and Equipment, Net

   Equipment                                                             $      339,115   $      339,115
   Furniture and Fixtures                                                        66,682           66,682
   Leasehold Improvements                                                         4,786            4,786
                                                                         --------------   --------------
                                                                         $      410,583   $      410,583
   Accumulated depreciation                                                     335,117          283,649
                                                                         --------------   --------------

                                         Total Property and Equipment    $       75,466   $      126,934
                                                                         --------------   --------------


Other Assets                                                             $       26,374   $       26,374
                                                                         --------------   --------------

                                                                         $      808,546   $      931,000
                                                                         ==============   ==============



         The accompanying notes are an integral part of these statements

                               CYBER DIGITAL, INC.
                                 BALANCE SHEETS



                                                                         December 31,         March 31,
                                                                              2001              2001
                                                                          (Unaudited)         (Audited)

LIABILITIES AND SHAREHOLDERS'  EQUITY

Current Liabilities
   Accounts payable, accrued expenses, and taxes                         $      473,973   $      460,940
                                                                         --------------   --------------

                                            Total Current Liabilities    $      473,973   $      460,940
                                                                         --------------   --------------

Commitments and Contingencies

Shareholders' Equity
   Preferred stock - $.05 par value; cumulative, convertible and participating; authorized 10,000,000 shares
       Series A; issued and outstanding - none at December 31, 2001
         and March 31, 2001                                                         -0-              -0-
       Series B-1 issued and outstanding - none at December 31, 2001
       and March 31, 2001                                                           -0-              -0-
       Series B-2  issued and outstanding - none at December 31, 2001
         and March 31, 2001                                                         -0-              -0-
      Series C issued and outstanding - 310 shares at December 31,
        2001 and  March 31, 2001                                                     16               16
      Series D-1 issued and outstanding - none at December 31, 2001
        and 851 shares at March 31, 2001                                            -0-              -0-
   Common stock - $.01 par value; authorized 60,000,000
     shares; issued and outstanding 20,646,651 shares
       at December 31, 2001 and 20,197,348 at March 31, 2001,
       respectively                                                             206,467          201,974
   Additional paid-in capital                                                17,879,935       17,528,572
   Accumulated deficit                                                      (17,751,845)     (17,260,502)
                                                                         --------------   --------------

                                                                         $      334,573   $      470,060
                                                                         --------------   --------------

                                                                         $      808,546   $      931,000
                                                                         ==============   ==============




         The accompanying notes are an integral part of these statements

                               CYBER DIGITAL, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                                         Three months ended
                                                                             December 31,

                                                                         2001           2000
                                                                   --------------   --------------
Net Sales                                                          $           -0-  $        8,381


Cost of Sales                                                                  -0-           3,691
                                                                   ---------------  --------------


   Gross Profit                                                    $           -0-  $        4,690
                                                                   ---------------  --------------


Operating Expenses

   Selling, general and administrative expenses                    $      129,083   $      211,450
   Research and development                                                14,584           69,263
                                                                   --------------   --------------

Total Operating Expenses                                           $      143,667   $      280,713
                                                                   --------------   --------------


Loss from Operations                                               $     (143,667)  $     (276,023)

Other Income, net                                                              -0-           1,579
                                                                   ---------------  --------------


Net Loss                                                            $    (143,667)   $    (274,444)
                                                                   ---------------  --------------



Earnings (loss) per common and common equivalent share
   Basic                                                           $       (0.01)    $       (0.01)
                                                                   ==============   ===============
   Diluted                                                         $       (0.01)    $       (0.01)
                                                                   ==============   ===============


Weighted average number of common shares outstanding                   20,464,651       19,420,369
                                                                   ==============   ==============


         The accompanying notes are an integral part of these statements

                               CYBER DIGITAL, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                                   Nine months ended
                                                                     December 31,

                                                                   2001                 2000
                                                             ---------------  --------------

`
Net Sales                                                    $           -0-  $       34,463


Cost of Sales                                                            -0-          20,734
                                                             ---------------  --------------


   Gross Profit                                              $           -0-  $       13,729
                                                             ---------------  --------------


Operating Expenses

   Selling, general and administrative expenses              $      428,674   $      950,826
   Research and development                                          66,319          296,894
                                                             --------------   --------------

Total Operating Expenses                                     $      494,993   $    1,247,720
                                                             --------------   --------------


Loss from Operations                                         $     (494,993)  $   (1,233,991)

Other Income, net                                                     3,650           47,746
                                                             --------------   --------------


Net Loss                                                     $    (491,343)    $  (1,186,245)
                                                             --------------   --------------


Net Loss Per Share of Common Stock
   Net Loss-Basic                                            $       (0.02)   $        (0.06)
                                                             ==============   ===============
   Net Loss-Diluted                                          $       (0.02)   $        (0.06)
                                                             ==============   ===============

Weighted average number of common shares outstanding             20,646,651       19,420,369
                                                             ==============   ==============





         The accompanying notes are an integral part of these statements

                               CYBER DIGITAL, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                Nine months ended
                                                                                   December 31,

                                                                              2001                2000
                                                                         -----------      --------------
Cash Flows from Operating Activities
   Net loss                                                              $     (491,343)  $   (1,186,245)
   Adjustments to reconcile net loss to
      net cash used in operating activities:
     Depreciation                                                                51,326           55,775
     Amortization                                                                   142              254
   (Increase) decrease in operating assets:
      Accounts receivable                                                           390              443
      Inventories                                                                54,300          (17,487)
      Prepaid expenses and other current assets                                   3,573           11,322
      Other assets                                                                   -0-          (8,374)
     Increase (decrease) in operating liabilities:
      Accounts payable and accrued expenses                                      13,033          162,114
                                                                         --------------   --------------

                                Net Cash Used in Operating Activities    $     (368,579)  $     (982,198)
                                                                         ---------------  ---------------

Cash Flows from Investing Activities
   Purchase of equipment                                                 $           -0-  $      (15,715)
   Purchase of furniture and fixtures                                                -0-          (2,327)
                                                                         ---------------  ---------------

                                Net Cash Used in Investing Activities    $           -0-  $      (18,042)
                                                                         ---------------  ---------------

Cash Flows from Financing Activities
   Issuance of preferred stock                                           $          -0-   $           -0-
   Issuance of common stock                                                     355,856           75,000
   Redemption of preferred stock                                                    -0-         (686,400)
   Preferred Stock Dividends                                                        -0-          (23,819)
                                                                         --------------   ---------------

         Net Cash (Used) Provided by  Financing Activities               $      355,856   $     (635,219)
                                                                         --------------   ---------------

                            Net Decrease in Cash and Cash Equivalents    $      (12,723)  $   (1,635,459)

Cash and Cash Equivalents at Beginning of Period                                 80,611        1,650,801
                                                                         --------------   --------------

                           Cash and Cash Equivalents at End of Period    $       67,888   $       15,342
                                                                         ==============   ==============

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
     Income taxes                                                        $          -0-   $          742
                                                                         ==============   ==============
     Preferred stock dividend issued in common stock                     $          -0-   $       11,600
                                                                         ==============   ==============

         The accompanying notes are an integral part of these statements

                               CYBER DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS



NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ending March 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the fiscal year ended March 31, 2001.



NOTE 2 - INVENTORIES


Inventory of purchased parts for eventual resale to customers are valued at the lower of cost or market, as determined by the first-in, first-out (FIFO) method and consisted of the following:

                                     December 31, 2001         March 31, 2001
                                     -----------------         --------------
Raw Materials                   $          545,920          $         605,527
Finished Goods                              63,387                     58,080
                                           -------                    -------
                                $          609,307          $         663,607
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

        Under the AT&T Alliance program, we had successfully developed and proven all our Frame Relay and Private Line broadband Internet systems including:

(a) Cyber Business Internet Gateway (CBIG), a unique customer premise gateway in the industry that combines all the functions and features required by the customer in one box,
(b) Cyber Internet Access Network (CIAN), a high performance distribution router, providing multiple business customers simultaneous access, and
(c) Cyber Firewall (CFW) IPSec based, the most advanced firewall standard in the industry.

        We believe that our systems are specifically designed for the next-generation of local-loop digital broadband networks requiring increased reliability, performance, scalability, interoperability and flexibility. Our strategy is to market our Internet systems to Internet service providers, utility companies and telecommunication service providers who are willing to build the next-generation local-loop digital broadband networks in the aftermath of the telecommunications meltdown in the U.S. We expect to establish sales relationship with a few Internet service providers and utility companies who are currently contemplating entering this new emerging market. We believe that our early mover advantage in this early adopter market will have significant sales impact in the future.

        As a result of the United States focus on homeland security, we anticipate an increased demand for our security virtual private network products. Our Cyber Virtual Private Network (CVPN) solution creates secure high-speed networks between remote locations that facilitate information sharing between government departments. Our CVPN enables government agencies to transmit information such as background records, images and video feeds between remote locations throughout the world with complete data security and integrity. Additionally, our Cyber Security Surveillance Virtual Private Network (CSSVPN) products enable government agencies to centrally monitor an unlimited number of areas such as, border checkpoints, embassies, government offices, airports, railroad terminals, tunnels and bridges, which could be scattered throughout the world. We believe that access to critical information must be made instantly available to the appropriate agencies to ensure the safety of the American people. We believe that our technology can be implemented to increase the safety and security of public facilities. We intend to market our security virtual private network products through existing relationships with government agencies as well as partnerships with system integrators.

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

In April 2001, we developed a strong foothold in the Nigerian telecommunication market by having our digital wireless telephone network solution accepted by five states. In addition, we won a bid to provide 10,000 lines telephone network against major giants such as Alcatel and Siemens in Nigeria. Since we offer an affordable telecommunications as well as Internet capability, the Nigerian leaders have selected us as the ideal supplier of telephone and Internet systems. We envisage supplying $35 million of our wireless systems to five states and $26 million of our fiber optic landline systems to the government of Nigeria. Payment terms for these sales are 50% cash-in-advance and the remaining balance paid through an irrevocable confirmed letter of credit

During July 2001, we received a firm commitment for an equity line of credit for $6,000,000. The commitment allows for us to make twenty-four draws at a maximum of $250,000 per draw over a thirty-month period.

In October 2001, we announced an anticipated increased demand our Cyber Security Surveillance Virtual Private Network (CSSVPN). Our CSSVPN incorporates our CFW - IPSec firewall appliances networked with our CIAN distribution router offering connectivity to an UNLIMITED number of video surveillance devices. Our CSSVPN enables government agencies to instantly monitor remote locations via the Internet without any risk of "wiretapping". Our CFW - IPSec provides a cost-effective way of creating a security surveillance virtual private network by enabling secure use of the Internet.

In February 2002, we outlined our position in the United States Homeland Security market. Our Cyber Virtual Private Network (CVPN) solution enables government agencies to transmit information such as background records, images and video feeds between remote locations throughout the world with complete data security and integrity. Therefore our CVPN solution is ideally designed for this Homeland Security market.

Results of Operations

For Three Months Ended December 31, 2001

Net sales for the quarter ended December 31, 2001 were zero as compared to $8,381 for the quarter ended December 31, 2000. Net sales were due to high speed Internet access service provided to customers who have signed at least one year contracts. Gross profit for the quarter ended December 31, 2001 was zero of net sales as compared to 56% for the quarter ended December 31, 2000. Fluctuations in gross profit margins are primarily attributable to price changes, changes in sales mix by product or distribution channel. Selling, general and administrative expenses decreased $82,367 or 39% in the quarter ended December 31, 2001 as compared to the quarter ended December 31, 2000, primarily due to decreases in marketing expenses. Research and development expenses for the quarter ended December 31, 2001 were $14,584 as compared to $69,263 for the quarter ended December 31, 2000. Net loss for the quarter ended December 31, 2001 was $(143,667) or $(.01) per share as compared to $(274,444) or $(.01) per share for the quarter ended December 31, 2000.

For Nine Months Ended December 31, 2001

Net sales for the nine month period ended December 31, 2001 were zero as compared to $34,463 for the period ended December 31, 2000. Net sales were due to high speed Internet access service provided to customers who have signed at least one year contracts. Gross profit for the six month period ended December 31, 2001 was zero of net sales as compared to 40% for the period ended December 31, 2000. Selling, general and administrative expenses decreased $522,152 or 55% in the period ended December 31, 2001 as compared to the period ended December 31, 2000. Research and development expenses for the period ended December 31, 2001 were $66,319 as compared to $296,894 for the period ended December 31, 2000. Net loss for the period ended December 31, 2001 was $(491,343) or $(.02) per share as compared to $(1,186,245) or $(.06) for the period ended December 31, 2000.

Liquidity and Capital Resources

Total working capital decreased $84,019 to $232,733 for the quarter ended December 31, 2001 from $316,752 for the period ended March 31, 2001. The current ratio decreased to 1.5 to 1 as at December 31, 2001 from 1.7 to 1 as at March 31, 2001. Current levels of inventory are adequate to meet short term sales. There were no significant capital expenditures in the quarter ended December 31, 2001. The Company expects to finance its operations through the exercise of options and warrants and together with the issuance of additional stock. During July 2001, the Company received a firm commitment for an equity line of credit for $6,000,000. The commitment allows for the Company to make twenty-four draws at a maximum of $250,000 per draw over a thirty-month period. The Company drew $150,000 in exchange for 342,241 shares of common stock. The Company believes its liquidity will be sufficient to meets its needs for the next 30 months from date of agreement. The Company believes that, if needed, it will be able to obtain additional funds required for future needs. As of July 10, 2001, 824,013 warrants expired in connection with the offering of Series A preferred stock at an exercise price of $6.35 per share.

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

None.

                               CYBER DIGITAL, INC.


PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS IN FORM 8-K

A)       Exhibits

10.      Material Contracts

    10.1. Private Equity Line Funds Escrow Agreement between Cyber Digital, Grenville Finance Ltd. and Grushko & Mittman, P.C.

    10.2. Registration Rights Agreement between Cyber Digital and Grenville Finance Ltd. (incorporated herein by reference to Exhibit 10.8 to the Company's Report on Form SB-2 filed August 2, 2001)

    10.3. Private Equity Line of Credit Agreement between Cyber Digital and Grenville Finance Ltd. (incorporated herein by reference to Exhibit
          10.7 to the Company's Report on Form SB-2 filed August 2, 2001)


11.     Computation of Loss Per Share

B)      Reports on Form 8-K

    No reports on Form 8-K were filed by the Registrant for the three months ended December 31, 2001.



                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 CYBER DIGITAL, INC.


DATED:  February 13, 2002                        By: \s\ J.C. Chatpar
                                                     ----------------
                                                 Chairman of the Board,
                                                 President, Principal Financial
                                                 Officer and Chief Executive
                                                 Officer