Form 10KSB
period 2002-03-31
CYBER DIGITAL INC
filed 2002-07-16
CIK 721295

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB


 X    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
----  OF 1934

      For the Fiscal Year Ended March 31, 2002
                                --------------

____ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from          to
                                     --------    ---------

                          Commission File No.: 0-13992
                                              ----------

                               CYBER DIGITAL, INC.
                 ---------------------------------------------
                 (Name of small business issuer in its charter)

              New York                                        11-2644640
   -------------------------------                        -------------------
   (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                         Identification No.)


400 Oser Avenue, Hauppaupge, New York                            11788
--------------------------------------                           -----
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

Issuer's revenues for its most recent fiscal year:  $0

      As of June 28, 2002, Registrant had 21,171,794 shares of Common Stock outstanding ($.01 par value). On that Date, the aggregate market value of the Common Stock held by persons other than those who may be deemed affiliates of Registrant was $10,241,250 (based on the last sale price reported on over-the-counter market electronic bulletin board on such date).

      Transitional Small Business Disclosure Format (check one):

      Yes        No X
         -----     ----

                                     PART I

      We have provided a glossary of terms for your convenience beginning on page 14.

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

      Our vast array of both digital voice and Internet infrastructure systems address every facet of building affordable yet modern telecommunication and digital broadband networks. Our voice and Internet switching systems can use fiber optic or digital wireless transmission, which enable developing countries such as Nigeria to easily and rapidly deploy telecommunications services to consumers within months rather than years. We believe that we are one of a very few, if not the only, company in the world with proprietary technology of distributed digital switching. Our systems are ideally suited for the U.S., in the aftermath of the recent telecommunication meltdown, as well as developing countries such as Nigeria. During fiscal year 2002, we developed a strong foothold in the Nigerian telecommunication market by having our digital wireless telephone network solution accepted by five states. Since we offer an affordable telecommunications as well as Internet capability, the Nigerian authorities have selected us as the ideal supplier of telephone and Internet systems.

      In the aftermath of the recent telecommunication meltdown in the U.S., which essentially occurred due to the failure of the Telecommunication Act of 1996 and lack of local-loop digital broadband networks in place, we believe that we are poised to be the leading supplier of local-loop digital broadband systems. There is abundant capacity of optically enabled IP backbone networks between all major cities in the U.S., but as yet businesses or consumers do not have adequate access to that capacity. Our high-performance distribution routers are specifically designed to allow Internet service providers to meet the requirements of local-loop digital broadband networks. We believe that we will establish a strong market position with early adopters of this technology and will build on this position as the market reestablishes itself.

      We have recently targeted the burgeoning Homeland Security market with our digital broadband systems. Our VPN solution creates secure high-speed data networks between remote locations to facilitate information sharing between government departments. We plan to market our secure VPN solution to U.S. Federal government agencies as an aid in the war against terrorism.

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

The following table shows projected five-year communication infrastructure spending for selected countries, according to Pyramid Research:

  Projected Communication  Infrastructure Investment by 2005
  ------------------------------------------------------------------
  Country  Number       Lines    Built    Cumulative     Investment
           (000s)                         (US$Millions)
  ------------------------------------------------------------------
  China    91,042                         172,077
  ------------------------------------------------------------------
  India    41,387                          44,366
  ------------------------------------------------------------------
  Brazil   15,881                          34,009
  ------------------------------------------------------------------
  Nigeria  5,000                            7,000
  ------------------------------------------------------------------

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

A $32 Billion Domestic Market

      We believe that a substantial market opportunity exists in the United States as a result of the convergence of seven factors:

o the growing demand for high-speed access to the Internet and virtual private networks (VPNs);

o    the inherent limitations of modems as a connection to data networks;

o the need for large companies to create enterprise-wide networks to improve the productivity of their branch-office workers;

o the need for small and medium sized businesses to have an integrated gateway solution for their networking requirements;

o emergence of Internet Protocol (IP) frame-relay or private-line packet switched "broadband" technology;

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

Limitations of Dial-up, ISDN and DSL

      The vast majority of Internet users access data networks through slow dial-up modems, an integrated services digital network (ISDN) line or a digital subscriber line (DSL) line offering typically 56 Kbps, 128Kbps and 640 Kbps respectively. DSL technology is very sensitive to the quality of the voice grade existing lines. Therefore, DSL service is severely limited by the length of wire from the central office of an Incumbent Local Exchange Carrier (ILEC) to a subscriber location. This is generally less than 12,000 feet, which represents less than 10% of the total market. This shortcoming is created by the Incumbent Local Exchange Carrier's (ILEC) existing voice grade lines and is incurable. A local loop digital broadband solution using CIAN distribution router provides 1.5Mbps (T1) to 45Mbps (T3) service without any distance limitations and does not use ILEC voice lines.

Large Businesses Need to Create Enterprise-wide Networks to Improve Branch-Office-Worker Productivity

      Many large companies are currently interconnecting increasing numbers of branch and remote offices by point-to-point high-speed T1 carrier grade lines to their local area networks. This approach is very expensive. These companies face the challenge of finding a cost effective way to make their branch and remote office workers as productive as those who have access to all of the high performance communications and networking resources available to workers located at corporate headquarters. A high-speed VPN solution, such as Cyber Virtual Private Network (CVPN), that encompasses access to the corporate local area network, the Internet, the corporate video conferencing system, customers, suppliers and partners could substantially increase branch office worker productivity.

Small and Medium Businesses Need an Integrated Gateway Solution

      A significant number of small and medium sized businesses cannot afford to connect to Internet at broadband speeds as they have to purchase various expensive customer end equipment such as router, Ethernet-to-T1 converter, IP frame-relay and private-line equipment, CSU/DSU, firewall, e-mail server, web server, etc. These businesses must contend with the cost and complexity of retaining multiple vendor products and suffer from more points of failure. We believe that these businesses can benefit from the uniqueness of our CBIG gateway, which combines all the functions and features required by a customer end network in one box, about the size of a reference handbook.

Emergence of Internet Protocol (IP) Frame-Relay or Private-Line Packet Switched "broadband" Technology

      "Internet Protocol (IP) frame-relay or private-line" is a packet-switching based "broadband" technology that dramatically increases the data-carrying capacity over standard T1 or T3 carrier-grade copper lines. It also dramatically increases the reliability of packet data transmission because of end-to-end integrity and connectivity. We believe IP frame-relay or private-line packet-based networks are significantly more efficient than traditional point-to-point networks, and allow end users to connect to any location that can be assigned an Internet Protocol address. Traditional point-to-point networks, including the traditional telephone network and private data networks, are less efficient because they require a dedicated connection between two locations. Our CBIG gateway IP frame-relay or private-line packet-based networks allow multiple users to share connections between locations.

Businesses Need "Firewall" or Data Security

      Security of data transmission over the Internet is of paramount importance to businesses and is referred to in the industry as "firewall". This firewall must exist at the customer's premises. Our CFW and CBIG provides the "Ultimate Firewall" by IP packet filtering, IP masquerading, IP tunneling and IP encryption security (IPSec). This firewall capability makes an enterprise-wide VPN a reality. International Data Corporation (IDC) estimates that the worldwide sales of hardware-based VPN and firewall equipment, such as our CFW and CVPN, will grow from $0.9 billion in 2000 to $4 billion in 2005.

Failure of 1996 Telecommunications Act

      The 1996 Telecommunications Act, as amended, allows competitive carriers to leverage limited parts of the existing Incumbent Local Exchange Carrier
(ILEC) infrastructure, as opposed to building a competing similar infrastructure. The 1996 Telecommunications Act requires all ILECs to allow competitive carriers to co-locate their access (DSL) equipment only (no digital switches, packet switches or broadband routers) along with ILEC's equipment in ILEC's central offices, which enables competitive carriers to access end users through existing telephone line connections. ILEC's existing telephone line infrastructure is a "narrowband" network, however, and suitable for analog voice transmission or DSL service limited to 12,000 feet. The infrastructure limitation of (a) low bandwidth and (b) lack of integrated packet switching imposed by the current ILEC's network does not make economic or technical justification for IP backbone service providers to enter the Internet market using ILEC's network. The result is the telecommunications meltdown in the U.S., when most DSL service providers filed bankruptcy due to poor grade of service from ILECs and the "narrowband" nature of the network. While the companies that supplied equipment to them - including Cisco Systems, Nortel Networks, and Lucent Technologies - have suffered a significant drop in their business. In addition, business and residential users of the Internet now only have very expensive alternative to narrowband access. It is now clear to most IP backbone providers who have built an over capacity of optically enabled IP network between major cities that in order to enter the lucrative Internet market they must build their own local-loop digital broadband networks to reach out businesses and consumers. We believe our CIAN distribution routers are specifically designed to allow Internet service providers to build local-loop digital broadband networks including in multiple tenant unit buildings. According to a report by Cahners In-Stat Group, the sales of broadband equipment and services, such as our CIAN, tailored to the multiple tenant unit buildings alone will reach $4.8 billion by 2004, up from $0.37 billion in 2000 in the United States.

Our Range of Internet Systems

      Cyber Digital has fully developed Internet infrastructure systems such as Cyber Business Internet Gateway (CBIG), Cyber Internet Access Network (CIAN) distribution router, Cyber Firewall (CFW) IPSec based firewall appliance and Cyber Web Server (CWEB). We intend to enhance our systems by new technologies and software when the market requires.

Cyber Business Internet Gateway

      We have developed and marketed the Cyber Business Internet Gateway (CBIG) as customer end equipment. Our CBIG is a powerful Internet Protocol (IP) Frame Relay and Private Line based gateway that replaces many single function equipment such as router, network address translator, Ethernet-to-T1 converter, IP frame-relay and private-line equipment, CSU/DSU, firewall equipment, e-mail server and web server. We believe that our CBIG gateway is unique in the industry as it combines all the functions and features required by a customer-end network in one box, about the size of a reference handbook. In addition, our CBIG gateway offers a capacity of 0.05 gigabits per second that is the industry's fastest router for customer-end applications. Our CBIG dramatically increases the reliability of the customer-end network by eliminating many such devices while also lowering the overall cost of network acquisition by 60% to 80%.

      Our CBIG offers built-in standard security features and enhanced security options, making it what we believe to be an ideal enterprise-wide virtual private network (VPN). The firewalls are provided by IP filtering, IP masquerading and IP tunneling. We believe that our VPN offering is the most advanced in the industry.

Cyber Internet Access Network

      We have developed and marketed our Cyber Internet Access Network (CIAN) high-end distribution router, which permits multiple business users to simultaneously access the Internet at a fixed committed bandwidth rate (CBR) and an "always on" basis. Our CIAN creates a 'Mini-POP' (Points of Presence) and brings the Internet closer to users thus eliminating bottlenecks, reducing network delays and increasing reliability. Our CIAN distribution router has the capacity of 0.1Gbps and is suitable for T1 to T3 carrier grade applications. . Our CIAN distribution routers are specifically designed to allow Internet service providers to build local-loop digital broadband networks.

Cyber Firewall

      In January 2001, we developed and introduced simple-do-it-yourself installation software on our proprietary standalone Cyber Firewall (CFW) series IPSec firewall appliance for business -to-business e-commerce secure access and virtual private network applications. IPSec is an industry-wide standard for assuring the privacy, integrity and authenticity of information crossing public IP networks. Adhering to IPSec standards makes Internet "wiretapping" entirely impractical. Based on our proprietary software technology, our CFW IPSec firewall provides a cost-effective way of creating an enterprise-wide virtual private network (VPN) by enabling secure use of the Internet. Our CFW series firewall appliance is standalone and totally independent of customer's computing operating system platform. Our CFW firewall is fully interoperable with Cisco Systems, Check Point Software Technologies, and Nortel Networks firewalls. Our CFW series firewalls include IP Packet Filtering, IP Masquerading, IP Tunneling and IP Security (IPSec) capabilities. We believe that our IPSec based VPN offering is the most advanced in the industry.

Cyber Web Server

      We have developed and marketed our Cyber Web Server (CWEB) that is based on Linux Operating System and Intel Pentium Processors. We believe that our CWEB servers are robust and proven-in for high performance web applications. We do not intend to compete in the low performance server market created by PC manufacturers.

Our Range of Digital Voice Switches

      We intend to constantly develop additional new technologies and software. Our commitment to research and development has enabled us to create new systems, employing SS7 and C7 signaling and wireless attributes. These systems are Cyber Distributed Central Office (CDCO), Cyber Tandem Exchange (CTSX) and Cyber Rural Exchange (CRX) for various applications, primarily for use in developing countries and for domestic Competitive Local Exchange Carriers (CLECs) attempting to bypass Incumbent Local Exchange Carriers (ILECs). We believe that these systems are capable of providing the functions for which they have been designed.

Cyber Distributed Central Office

      We have developed and marketed our Cyber Distributed Central Office (CDCO) which is designed to provide digital voice communications to subscribers in densely populated urban areas. Our CDCO system is a digital switch with trunk and tandem exchange capabilities enabling it to connect subscribers served by other exchanges. Our CDCO system is designed to interface with both modern digital telecommunications networks and older analog telephone networks. Our CDCO system consists of nodes connected by standard digital links, which permit optimization of the network with respect to specific size, required traffic capacity and desired applications. We believe the modular nature of the nodal structure of our CDCO will provide an economical digital switching exchange from as little as a few hundred lines to as many as 1,000,000 lines of capacity.

      We expect the nodal structure of the system to permit changes to the function of the system simply by the use of different software with the same common hardware. The expected flexibility of our CDCO system will offer a vast array of system configurations to telephone operating companies and administrations to fulfill a wide range of applications, including the following:

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

      The control functions of our CDCO system are totally distributed in autonomous processing sub-systems or nodes. Node processors are loosely coupled and exchange information through standardized inter-nodal communication digital links. We believe the distributed approach will permit switching systems to be located closer to groups of subscribers or at subscribers' premises, which could dramatically reduce the cost of wiring and cabling and should result in instant installation. Moreover, a failure in one node should not affect other nodes. In addition, the distributed approach should eliminate bottlenecks, as the system offers multiple routes for call completion.

Cyber Rural Exchange

      We have developed and marketed our Cyber Rural Exchange (CRX), which is a specialized version of Cyber Distributed Central Office (CDCO). Our CRX is designed to handle the traffic requirements of widely dispersed single-line users, such as users in a small town or rural area.

Cyber Switch Exchange

      We have developed and marketed our Cyber Switch Exchange (CSX), which is a digital switching system designed for use as a private branch exchange (PBX) for offices, universities, hospitals and other large organizations.

Customer, Sales and Marketing

Internet Systems

      Under the AT&T Alliance program, we provided Internet services to many medium and small businesses in Boston area for a period of one-year ending February 2001, when our agreement with AT&T terminated. During this period we successfully tested all our Internet systems, including CBIG, CIAN, CFW and CWEB, for both local-loop digital broadband and VPN applications. Our Internet systems provided network availability in excess of 99.999% when we provided Internet services in alliance with AT&T. We believe that our systems are ideally suited for the next-generation of local-loop digital broadband networks requiring increased reliability, performance, scalability, interoperability and flexibility. Our strategy is to market our Internet systems to Internet service providers who are willing to build the next-generation local-loop digital broadband networks in the aftermath of the telecommunications meltdown in the U.S. (See "Business - Industry Background - Failure of the 1996 Telecommunications Act.")

      We expect to market our CFW series IPSec firewall appliance through major strategic partners, resellers and distributors on a worldwide basis. We have also targeted the burgeoning Homeland Security market with our secure broadband data systems such as CIAN, CFW and CVPN. Our CVPN creates secure high-speed data networks between remote locations to facilitate information sharing between government departments. We plan to market CVPN to U.S. Federal government agencies such as the Homeland Security, Department of Defense, Immigration and Naturalization, U.S. Navy, Defense Communications Agency, National Guard, U.S. Air Force and the U.S. Coast Guard as an aid in the war against terrorism. We have had a history of relationships in working with U.S. Federal government agencies.


Digital Voice Switches

      To date, we have sold approximately 76 digital voice switches to the defense agencies of the U.S. federal government and to China serving over 60,000 lines.

      During the fiscal year 2002, we developed a strong foothold in the Nigerian telecommunication market by having our digital wireless telephone network solution accepted by five states. In addition, we were recently selected, over established companies such as Alcatel and Siemens, to provide Nigeria with a 10,000-line telephone network. Since we offer an affordable telecommunications as well as Internet capability, the Nigerian authorities have selected us as the ideal supplier of telephone and Internet systems. We envisage supplying $42 million of our wireless systems to three states, $26 million of our fiber optic landline systems to the government of Nigeria, and $11.6 million of our wireless systems to 2 Systems Technologies, Ltd., a private telephone operator.

      Public and private telecom companies in several other developing countries have taken an interest in our products. It is not possible to estimate the sales revenues, which may eventually be generated from the international market and the timing thereof since substantially long lead times are involved even after a contract has been executed.

Competition

Internet Systems

      The Internet related networking products business is characterized by intense competition, except for certain products for niche markets such as the market for our CBIG gateway, CIAN distribution routers and CFW firewall products. The server market faces fierce competition from commodity PC manufacturers, who have lately ventured into this market. We compete with numerous well-established foreign and domestic companies, many of which possess substantially greater financial, marketing, personnel and other resources than we do. These companies have established reputations for success in the development, sale and service of Internet products.

IP Backbone Routers

      Up to a few years ago, Cisco Systems used to command the entire market for IP backbone routers. Today, it maintains its monopoly by holding approximately 90% of this market. It has lost about 10% of the market to newcomers such as Juniper Networks, a niche player. Juniper Networks developed router products for the IP backbone network or for the POP (Points of Presence). Capacities of such routers are 1 gigabits per second, 2.5 gigabits per second and 10 gigabits per second to match the bandwidth requirements of optical IP backbone. Juniper Network's products are priced about 30% lower than comparable Cisco's products. Network service providers are looking for lower cost alternatives to Cisco's products to compete effectively in the their market and to lower their capital investment for building Internet infrastructure.

Local-Loop Digital Broadband Systems

      Currently, there is virtually no competition in the local-loop digital broadband market due to the novelty of this market. Cisco Systems and others are focusing on increasing the bandwidth capacity of their existing centralized IP backbone routers i.e. increasing the bandwidth of the POPs. Our focus is to introduce an intermediate stage distribution router or Mini-POP to alleviate congestion of IP data traffic between customer-end point and POP. Our CIAN distribution routers have a capacity of 0.1 gigabits per second, which is more than sufficient for this application. Our CIAN distribution routers are competitively priced to be about 50% to 65% of Juniper Networks' and Cisco Systems' scaled down version of their products.

Customer Premise Products

      With respect to the market for customer premise end router and other networking products, the competition is intense, with numerous players ranging from small manufacturers to giants like Cisco Systems and Nortel Networks. Our CBIG gateway is uniquely positioned to become a leader in this market, as it combines many single purpose networking products such as customer-end router, network address translator, Ethernet to T1 interface, IP frame relay or private-line protocol device, CSU/DSU device, e-mail server, web server and firewall device, into one software driven universal product. Our CBIG gateway dramatically increases the reliability of the customer-end network by eliminating many such devices while also lowering the overall cost of network acquisition by about 60% to 80%. Our CBIG gateway is unique in the industry as it combines all the functions and features required by a customer-end network in one box, about the size of a reference handbook. In addition, our CBIG gateway offers a capacity of 0.05 gigabits per second, which is industry's fastest router for customer-end applications.

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

      Our CFW series firewall products are standalone and totally independent of customer's computing operating system platform. Our CFW firewalls are competitively priced ranging from $2,000 to $18,000 for basic firewall to fully IPSec compliant firewall, respectively. In addition, our CFW series firewalls are fully interoperable with Cisco Systems, Check Point Software and Nortel Networks firewalls. Furthermore, our CFW IPSec product costs 50% less than comparable Cisco Systems products.

Servers

      Our CWEB servers are based on Linux Operating System and Intel Pentium Processors. They cost 15% to 20% less than servers produced by Cobalt Networks (now Sun Microsystems). Our CWEB servers are robust and proven-in for high performance web applications.

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

Production and Supply

      We are engaged in manufacturing, software programming, assembly, system testing and quality assurance at our facility in Hauppauge, New York. Our operations involve the creation of the required system software, the inspection of system components manufactured by third parties, programming of microchips and microprocessors, assembly of the components of the system hardware and quality control and testing to certify final performance specification. We believe that we have sufficient excess production capacity to satisfy any increased demand for our systems in the foreseeable future.

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

Research and Development

      Since the inception we have devoted substantial resources to the design and development of our systems. For the fiscal years ended March 31, 2002 and 2001, we expended approximately $108,432 and $316,117, respectively, on research and development. During the year ended March 31, 2002, most research and development expenditures were attributable to enhancements to our CDCO and CTSX for the Nigerian market, and to the creation of secure VPN for homeland security market. Although our systems are fully developed such as our CBIG, CIAN, CFW, CDCO, CTSX, CRX and CSX, we are continually seeking to refine and enhance our systems, including enhancements to comply with emerging regulatory or industry standards or the requirements of a particular customer or country.

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

Service and Support

      We believe that service, support and training are important factors in promoting sales and customer satisfaction. Services we provide our customers include feasibility studies, site surveys, engineering planning, project estimating, network planning, network design, system planning, site preparation, system installation, customer training and maintenance.

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

      Our New England sales office, which is currently not in use, is located in approximately 800 square feet of leased space in Woburn, Massachusetts. The lease provides for annual rent of $13,300 and expires on November 30, 2004.

ITEM 3 - Legal Proceedings

      On or about August 5, 1996, Brockington Securities, Inc. ("Brockington") commenced an action, in the Supreme Court of the State of New York, County of Suffolk, against our company for wrongful termination of a purported agreement for investment banking services. Brockington is seeking damages in the amount of
(i) $775,000 based upon the alleged net aggregate value of the shares of our company's common stock upon which Brockington alleges it had a purchase option, and (ii) $1 million for the alleged wrongful termination. We have asserted counterclaims based upon Brockington's wrongful conduct and are seeking damages in the amount of $428,000 or, in the alternative, recission of the alleged contract and the return of the 100,000 shares previously issued Brockington. We believe that Brockington's claims are without merit and intend to vigorously defend our position.

      Although, as of the date hereof, no legal action has commenced against our company by our former legal counsel, Mr. Rajan K. Pillai and Uniworld Communications Co., ("UCC"), a New York company, in which Mr. Pillai is the principal, Mr. Pillai has threatened our company for a possible litigation arising due to the contention that our company refused to remove restrictive legend on 500,000 shares of our common stock held by UCC. Our company had issued 500,000 restricted shares to UCC pursuant to a stock option agreement for the purposes of UCC to deliver "Cyber India Project". On March 23, 2000, Mr. Pillai notified our company officially, for the first time, that he or UCC did not intend to deliver "Cyber India Project". Mr. Pillai was also our company's Managing Director (Asia) from June 1997 until his resignation on March 9, 2000. Our company believes that Mr. Pillai's or UCC's threatened claims, if any, are without merit and our company will vigorously defend its position, if and when required.

      On or about February 20, 2001, Spring, O'Brien & Co., Inc. ("SOB") commenced an action, in the Supreme Court of the State of New York, County of New York, against our company for alleged breach of a certain public relations services agreement. SOB is seeking payment of $33,500 for services allegedly rendered. Our company believes that SOB's claims are without merit and intends to vigorously defend its position as well as seek return of $26,000 already paid to SOB in anticipation of services to be rendered.

      On or about September 13, 2001, Cummings Properties, LLC ("CPL") commenced an action, in the Superior Court of the Commonwealth of Massachusetts, against our company for alleged improper termination of a certain license agreement after approximately one year. CPL is seeking payment of $128,900 on alleged remaining term of approximately four years. Our company believes that CPL's claims are without merit as our company had properly terminated the license agreement as of February 14, 2001under the terms of the license agreement and had over paid on the license fee. In addition, our company has a counter claim of approximately $170,000 against CPL who has unlawfully acquired our company's equipment for personal use. Our company intends to vigorously defend its position as well as seek return of its equipment or payment for it of $170,000.


ITEM 4 - Submission of Matters to a Vote of Security Holders

      None.

                                     PART II

ITEM 5 - Market for Common Equity and Related Stockholder Matters

      Our common stock is quoted on the Over-the-Counter Bulletin Board under the symbol "CYBD." The following table shows the quarterly high and low trade prices on the Over-the-Counter Bulletin Board. The prices reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

                                                    Price Per Share
                                                    ---------------
                                                   High         Low

Fiscal Year Ended March 31, 2002
      First Quarter                               $ 2.00      $ 0.35
      Second Quarter                                1.01        0.46
      Third Quarter                                 0.90        0.36
      Fourth Quarter                                1.15        0.41

Fiscal Year Ended March 31, 2001
      First Quarter                               $ 2.53      $ 0.75
      Second Quarter                                2.25        1.03
      Third Quarter                                 1.43        0.59
      Fourth Quarter                                1.15        0.47

      On March 31, 2002, the closing trade price of our common stock as reported on the Bulletin Board was $1.05 per share. On that date, there were approximately 500 stockholders of record of our common stock. We believe that on March 31, 2002, there were more than 2,400 beneficial holders of our common stock.

      To date, we have not paid any dividends on our common stock and we do not expect to declare or pay any dividends in the foreseeable future. We intend to retain all earnings for use in our business operations.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

      When used in this report, press releases and elsewhere by the management of our company from time to time, the words "believes", "anticipates", and "expects" and similar expressions are intended to identify forward-looking statements that involve risks and uncertainties. Additionally, certain statements contained in this discussion may be deemed forward-looking statements that involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially or adversely are the following: the ability of our company to meet its working capital and liquidity needs, the status of relations between our company, its primary customers and distributors, the availability of long-term credit, unanticipated changes in the U.S. and international economies, business conditions and growth in the international and the U.S. telecommunications industry, level of growth in both voice and internet systems sales generally, the timely development and acceptance of new products, the impact of competitive products and pricing, changes in the cost of component materials, changes in product mix, the outcome of litigation in which our company is involved, along with product delays and other risks detailed from time to time in our company's SEC reports, including but not limited to this Annual Report on Form 10-KSB for the year ended March 31, 2002. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. Our company undertakes no obligation to publicly release the results of any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

      Under the AT&T Alliance program, we provided Internet services to many medium and small businesses in the Boston area for a period of one-year ending February 2001, when our agreement with AT&T terminated. During this period we successfully tested all our Internet systems, including CBIG, CIAN, CFW and CWEB, for both local-loop digital broadband and VPN applications. Our Internet systems provided network availability in excess of 99.999% when we provided Internet services in alliance with AT&T. We believe that our systems are ideally suited for the next-generation of local-loop digital broadband networks requiring increased reliability, performance, scalability, interoperability, and flexibility. Our strategy is to market our Internet systems to Internet service providers who are willing to build the next-generation local-loop digital broadband networks in the aftermath of the recent telecommunications meltdown in the U.S. (See "Business--Industry Background--Failure of 1996 Telecommunications Act.")

      In the aftermath of that telecommunications meltdown, we believe that we are poised to be the leading supplier of local-loop digital broadband systems. There is abundant capacity of optically-enabled IP backbone network between all major cities in the United States, but as yet businesses or consumers do not have adequate access to that capacity. Our CIAN high-performance distribution routers are specifically designed to allow Internet service providers to meet the requirements of local-loop digital broadband networks including in multiple tenant unit buildings. According to a report by Cahners In-Stat Group, the sales of broadband equipment and services, such as our CIAN, tailored to the multiple tenant unit buildings alone will reach $4.8 billion by 2004, up from $0.37 billion in 2000 in the United States. We believe that we will establish a strong market position with early adopters of this technology and will build on this position as the market reestablishes itself.

      International Data Corporation (IDC) estimates that the worldwide sales of hardware-based VPN and firewall equipment, such as our CFW and CVPN, will grow from $0.9 billion in 2000 to $4 billion in 2005. We expect to market our CFW series IPSec firewall appliance through major strategic partners, resellers and distributors on a worldwide basis. We have also targeted the burgeoning Homeland Security market with our secure broadband data systems such as CIAN, CFW and CVPN. Our CVPN creates secure high-speed data networks between remote locations to facilitate information sharing between government departments. We plan to market CVPN to U.S. Federal government agencies such as the Homeland Security, Department of Defense, Immigration and Naturalization, U.S. Navy, Defense Communications Agency, National Guard, U.S. Air Force and the U.S. Coast Guard as an aid in the war against terrorism. We have had a history of relationships in working with U.S. Federal government agencies.

      During fiscal year 2002, we developed a strong foothold in the Nigerian telecommunications market by having our digital wireless telephone network solution accepted by five states. In addition, we were recently selected, over established companies such as Alcatel and Siemens, to provide Nigeria with a 10,000-line telephone network. Since we offer an affordable telecommunications as well as Internet capability, the Nigerian authorities have selected us as the ideal supplier of telephone and Internet systems. We envisage supplying $42 million of our wireless systems to three states, $26 million of our fiber optic landline systems to the government of Nigeria, and $11.6 million of our wireless systems to 2 Systems Technologies, Ltd., a private telephone operator. Payment terms for these sales are 50% cash-in-advance and the remaining balance paid through an irrevocable confirmed letters of credit.

Results of Operations

Year Ended March 31, 2002, Compared to Year Ended March 31, 2001

Net sales

      Net sales for the year ended March 31, 2002 (referred to as "fiscal year 2002"), were $0 from $37,539 for the year ended March 31, 2001 (referred to as "fiscal year 2001"). Zero sales were due to our strategic shift to enter the Nigerian telecommunications market. Since no payments have been made against the initial engineering services rendered no sales have been recorded.

Gross margin

      We include in our cost of goods and services sold the materials and labor used, subcontractor costs and overhead incurred in the manufacture of our systems. Gross margins decreased from approximately 22% to 0% of net sales from fiscal year 2001 to fiscal year 2002. Decrease in gross margins was primarily attributable to no sales recorded from the Nigerian market.

Selling, general and administrative

      Selling, general and administrative expenses decreased from $1,265,844 in fiscal year 2001 to $865,410 in fiscal year 2002, representing a decrease of $400,434. The absolute dollar selling, general and administrative expenses in fiscal year 2001 and fiscal year 2002 were principally due to exploratory marketing efforts and the result of initial engineering and selling expenses incurred in Nigeria, respectively.

Research and development

      Research and development expenses decreased from $316,117 in fiscal year 2001 to $108,432 in fiscal year 2002, representing a decrease of $207,685 or approximately 65%. The decrease in research and development expenses was primarily due to the shift in increased initial engineering expenses. All development costs are expensed in the period incurred.

Income (loss) from operations

      Loss from operations in fiscal year 2002 was $(973,842) or $(.05) per share as compared with a loss of $(1,573,548) or $(.08) per share in fiscal year 2001.

Net income (loss) available to Common Stockholders

      As a result of the foregoing, the net loss in fiscal year 2002 was $(972,315) or $(.05) per share as compared to a net loss of $(1,563,233) or $(.08) per share in fiscal year 2001.

Liquidity and Capital Resources

      Our ability to generate cash adequate to meet our needs results primarily from sale of preferred and common stock and cash flow from operations. Total working capital decreased by $467,268 to $(150,516) at March 31, 2002 from $316,752 at March 31, 2001. The current ratio of current assets to current liabilities decreased to 0.8 to 1 as at March 31, 2002 from 1.7 to 1 as at March 31, 2001. Current levels of inventory are adequate to meet sales for the next six months. We believe that our current sources of liquidity will be sufficient to meet our needs for many years because of our entry into the Nigerian telecommunications market. In addition, as of March 31, 2002, there remains a maximum available balance of $4.25 million under our private equity line agreement with an accredited institutional investor. We believe that we will be able to obtain additional funds beyond those available under the equity line agreement, if required for future needs. We have no off-balance sheet arrangements.

      We used $0 and $16,042 during fiscal year 2002 and fiscal year 2001, respectively, for investing activities. The cash used for investing activities relates primarily to purchases of equipment in fiscal year 2002 and fiscal year 2001.

      Net cash provided (used) in financing activities was $564,091 and $(243,419) for fiscal year 2002 and fiscal year 2001, respectively.

      On July 11, 1996, we concluded a private placement of its Series A preferred stock and accompanying warrants to accredited institutional investors and received net proceeds of approximately $7.1 million. The Series A preferred stock was issued without registration in reliance on Regulation S promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended. Some of the proceeds from this offering have been used to retire long-term debt, redeem Series A preferred shares prior to conversion and to fund research and development, marketing and production expenses. All of the Series A preferred stock has been converted or redeemed and there are no such shares outstanding. On July 10, 2001, 824,013 warrants expired in connection with the offering of Series A preferred stock at an exercise price of $6.35 per share.

      On December 30, 1996, we concluded a private placement of 2,000 shares of its Series B-1 preferred stock to Syndicated Communications Venture Partners III, L.P. and received net proceeds of $1.7 million. The Series B-1 preferred stock was issued without registration in reliance on Section 4(2) of the Securities Act of 1933, as amended. On each of December 30, 1997 and December 30, 1998, the Series B-1 preferred stockholders received a 10% stock dividend of 200 and 220 shares, respectively, of Series B-1 preferred stock in accordance with the terms of the private placement. On April 14, 1999, all of outstanding Series B-1 preferred stock was converted into 861,230 shares of our common stock at a conversion price of $2.89 per share.

      On July 12, 1999, we concluded a private placement of 310 shares of its Series C preferred stock, par value $.05 per share, and accompanying warrants to accredited investors and received net proceeds of approximately $310,000. In connection with this placement, we issued warrants to accredited investors to purchase an aggregate of 12,710 shares of our common stock, par value $.01 per share, at an exercise price of $6.00 per share. The Series C preferred stock was issued without registration in reliance on Section 4(2) of the Securities Act of 1933, as amended.

      On October 5, 1999, we concluded a private placement of 3,000 shares of our Series D1 preferred stock, par value $.05 per share, and accompanying warrants to an accredited institutional investor and received net proceeds of approximately $2.7 million. In connection with this placement, we issued warrants to the accredited institutional investor to purchase an aggregate of 190,678 shares of our common stock, par value $.01 per share, at an exercise price of $5.70 per share for an aggregate amount of $1,086,865. In connection with this transaction, the Zanett Securities Corporation, financial advisor to our company, has been issued a warrant to purchase 45,000 shares of our common stock, par value $.01 per share, at an exercise price of $5.70 per share. The Series D1 preferred stock was issued without registration in reliance on Section 4(2) of the Securities Act of 1933, as amended. All of the Series D1 preferred stock has been converted or redeemed and there are no such shares outstanding. However, all the accompanying warrants are outstanding.

      In March 2001, we concluded a private placement of 645,253 restricted shares of our common stock, par value $.01 per share, to certain accredited investors and received net proceeds of $300,000. These securities were issued without registration in reliance on Section 4(2) of the Securities Act of 1933, as amended.

      On July 2, 2001, we concluded a firm commitment of $6 million private equity line from an accredited institutional investor. We are able to draw down, at our discretion, up to a maximum of $250,000 and a minimum of $100,000 per month, during a term of thirty months from July 2, 2001. We are allowed to make a maximum of 24 draw downs over this period, including a cushion period of 7 days during which no draw down can be made. If we do not draw down in a specific month, our available equity line reduces by $250,000. As of March 31, 2002, we drew down $209,090 against the equity line and issued 453,004 shares of common stock. As of March 31, 2002, there remains a maximum available balance of $4.25 million under this private equity line. In consideration for the accredited institutional investor's commitment to purchase shares of our common stock under our equity-line agreement with them, we have issued to the institutional investor a warrant to purchase 250,000 of our shares of our common stock at $4.10 per share and a warrant to purchase 125,000 of our shares of our common stock at $5.15 per share. We have also issued to Ladenburg Thalmann & Co. Inc., in consideration for their having introduced us to the institutional investor, a warrant to purchase 250,000 of our shares of our common stock at $4.10 per share and a warrant to purchase 125,000 of our shares of our common stock at $5.15 per share. All four warrants expire on July 1, 2005.

      On March 12, 2002, we borrowed $325,000 from J.C. Chatpar, president of our company, under a promissory note with one-year maturity date and applicable interest rate of ten percent per annum. The promissory note and all amounts due thereunder are secured by all assets of our company. We may prepay the principal amount, in whole or in part, at any time, without premium or penalty.

      Based on amounts received in the Series A, Series B, Series C, Series D1 preferred stock and private equity line financings, together with the expected exercise of options and warrants and expected cash flow from operations, we believe that our sources of capital will be adequate to satisfy anticipated capital needs until December 2003.

Impact of Inflation

      Inflation has historically not had a material effect on our operations.

ITEM 7 - Financial Statements

      The Financial Statements of the Company are filed as part of this Form 10-KSB.

ITEM 8 - Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

                                    PART III

ITEM 9 - Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

      The directors, executive officers and key employees of our company are:

Name                      Age       Office
----                      ---       ------

Jawahar C. Chatpar        54        Chairman of the Board, President, and Chief
                                    Executive Officer

Jack P. Dorfman           64        Director

Jatinder V. Wadhwa        67        Director

Terry L. Jones            54        Director

Andrew Van Etten          40        Director

Larry S. Shluger          63        Vice President of Operations and Secretary

Dale A. Johnson           38        Controller and Treasurer

Sandeep Belani            24        Assistant Vice President of Finance

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

      To our company's knowledge, based solely on review of the copies of such reports furnished to our company, all such persons, on a timely basis, filed the reports required by Section 16(a) of the 1934 Act.

Summary Compensation Table

      The following table sets forth information concerning the compensation for services in all capacities for the fiscal years ended March 31, 2002, 2001 and 2000 of those persons who were, at March 31, 2002 the chief executive officer (the "named officer"). During such periods, no executive officer of our company received compensation in excess of $100,000.


                             Annual Compensation                  Long Term Compensation                  All
                             -------------------                  --------------------------------------  Other
                                                                                                          Compensation
                                                                                               Payouts
                                                                          Awards
                  --------------------------------------------------------------------------------------
Name and          Year     Salary        Bonus         Other      Restricted    Securities     LTIP
Principal                  ($)           ($)           Annual     Stock         Underlying     Payouts
Position                                               Compens-   Awards  ($)   Options/       ($)
                                                       Ation                    SARs(#)
                                                       ($)(1)
----------------------------------------------------------------------------------------------------------------------
J.C. Chatpar,     2002     $92,500       None          None       None          5,000,000(4)    None        None
Chairman of the   2001     $123,900      None          None       None          110,000(3)      None        None
Board,            2000     $181,500      None          None       None          1,000,000(2)    None        None
President and
Chief Executive
Officer
----------------------------------------------------------------------------------------------------------------------


(1) We have concluded that the aggregate amount of perquisites and other personal benefits paid to each of the named officers named in the table did not exceed the lesser of 10% of such officer's total annual salary and bonus for the 2002, 2001 and 2000 fiscal years or $50,000, thus, such amounts are not included in the table.

(2) In fiscal year 2000, Mr. Chatpar was granted options to purchase 1,000,000 shares of our common stock at an exercise price of $2.72 per share.

(3) In fiscal year 2001, Mr. Chatpar was granted options to purchase 110,000 shares of our common stock at an exercise price of $1.50 per share.

(4) In fiscal year 2002, Mr. Chatpar was granted options to purchase 1,000,000 shares of our common stock at an exercise price of $0.40. Mr. Chatpar was also granted options to purchase 1,000,000 shares of our common stock at an exercise price of $0.50. In addition, Mr. Chatpar was granted conditional performance based options with a three-year exercise term as follows: (a) stock options to purchase 1,000,000 shares of our common stock at an exercise price of $0.50 per share, provided the 10 day moving average stock price is above $5.00, (b) additional stock options to purchase 1,000,000 shares of our common stock at an exercise price of $0.50 per share, provided the 10 day moving average stock price is above $10.00, and (c) additional stock options to purchase 1,000,000 shares of our common stock at an exercise price of $0.50 per share, provided the 10 day moving average stock price is above $15.00.

Option Grants In Last Fiscal Year

      The following table sets forth information concerning stock option grants made during fiscal year 2002 to the named officers. We have not granted any stock appreciation rights.


                                                Individual Grants
                                                -----------------
                      Number of Securities      % of Total Options Granted     Exercise       Expiration
                      Underlying Options        To Employees in                Price          Date
                      Granted                   Fiscal Year End                ($/Share)
Name                  (#)                       (1)                            (2)
----                  ---                       ---                            ---

J.C. Chatpar          1,000,000                 19.4%                          $0.40          4/18/11(3)
J.C. Chatpar          1,000,000                 19.4%                          $0.50          2/14/12(3)
J.C. Chatpar          3,000,000                 58.19%                         $0.50          2/14/05(4)

-----------------

(1) During fiscal year 2002, options to purchase an aggregate of 5,000,000 shares of our common stock were granted to Mr. Chatpar and options to purchase an aggregate of 160,000 shares of our common stock were granted to three other employees.

(2) The exercise price of the options granted was equal to the fair market value of the underlying stock on the date of grant.

(3)  Options are immediately exercisable.

(4) Options are not exercisable until certain conditions are attained. (See Summary Compensation Table Note 4).

Aggregated Fiscal Year End Option Values

      The following table sets forth information concerning the number of unexercised options and the Fiscal 2002 year-end value of unexercised options on an aggregated basis held by the named officers. We have not granted any stock appreciation rights in Fiscal 2002.

                 Number of Securities            Value of
                 Underlying Unexercised          Unexercised In-The-Money
                 Options at Fiscal Year-End (#)  Options at Fiscal Year-End ($)
                 ------------------------------  ------------------------------

Name             Exercisable   Unexercisable     Exercisable      Unexercisable

J.C. Chatpar     3,655,000     3,000,0000        $700,250         0

(1) Options are "in-the-money" if, on March 31, 2002, the market price of the Common Stock ($1.05) exceeded the exercise price of such options. The value of such options is calculated by determining the difference between the aggregate market price of our common stock underlying the options on March 31, 2002 and the aggregate exercise price of such options.

Compensation of Directors

      We pay our directors $250 per board meeting. During Fiscal 2002, the board of directors met three times and each director attended at least 75% of the meetings of the board of directors. In addition, we currently reimburse each director for expenses incurred in connection with his attendance at each meeting of the board of directors.

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

Employment Agreements and Insurance

      We have entered into an amended and restated employment agreement with Mr. J.C. Chatpar dated as of August 4, 1997 (the "Employment Agreement") for a three year term. Such three-year term shall be automatically extended for successive three-year terms unless either party gives the other party 120 days prior written notice of termination before the end of any such three-year period. Our board, however, has the authority to terminate such extension upon cause. "Cause" is defined as conviction of a felony or willful misconduct. Mr. Chatpar is entitled to receive a salary of $150,000 per annum, with an annual increase of 10%. In recognition of the complex scientific and technical leadership which Mr. Chatpar brings to our company, we have also agreed that our board of directors may raise his salary during the term of his employment as soon as our financial resources and other business conditions permit. In such event, Mr. Chatpar's salary shall be at a level comparable to that of chief executive officers of other comparable technology-driven publicly held companies.

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

Employee Benefit Plan

      We offer basic health, major medical and life insurance to our employees. We have not adopted any retirement, pension or similar programs.

ITEM 11 - Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth certain information regarding beneficial ownership of our company's common stock as of March 31, 2002, for (i) each person or group that is known to us to be a beneficial owner of more than 5% of the outstanding shares of our common stock, (ii) each of the named officers and directors, and (iii) all directors and executive officers of our company as a group. Except as otherwise indicated, we believe that such beneficial owners, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws, where applicable.

Names and Address
Of Beneficial Owners       Number of Shares        Percentage Owned (1)(2)
--------------------       ----------------        -----------------

J.C. Chatpar(3)                8,693,212             33.0%
c/o Cyber Digital, Inc.
400 Oser Avenue
Hauppauge, NY 11788

Jack P. Dorfman(4)               260,000              1.1%

Jatinder V. Wadhwa(5)            257,812              1.1%

Terry L. Jones (6)                60,000               *

Andrew Van Etten(7)               40,000               *

All directors and
executive officers as a
group:  (5) persons            9,311,024             35.2%

*less than 1%

(1) For purposes of computing the percentage of outstanding shares of Common Stock held by each person or group of persons named above, any security which such person or persons have or have the right to acquire within 60 days is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage of ownership of any other person.

(2) Assumes the exercise of the warrants to purchase 235,678 shares of our common stock issued in connection with the offering of our company's Series D1 Preferred stock. Assumes the exercise of the warrants to purchase in the aggregate 750,000 shares of our common stock issued in connection with the private equity line agreement. Assumes the exercise of all other outstanding warrants to purchase in the aggregate 500,681 shares of our common stock.

(3) Includes 3,655,000 shares as to which Mr. Chatpar holds non-qualified stock options, which are exercisable at any time. Excludes 3,000,000 shares as to which Mr. Chatpar holds non-qualified stock options, which are not exercisable until certain conditions are attained. Does not include 476,000 shares owned by his wife, Sylvie Chatpar, to which shares Mr. Chatpar disclaims beneficial ownership.

(4) Includes 140,000 shares as to which Mr. Dorfman holds a non-qualified stock option, which are exercisable at any time. Does not include 360,000 shares owned by his wife, Sandra Dorfman, to which shares Mr. Dorfman disclaims beneficial ownership.

(5) Includes 100,000 shares as to which Mr. Wadhwa holds non-qualified stock options which are exercisable at any time.

(6) Terry Jones is a general partner of a limited partnership that is the general partner of Syndicated Communications Venture Partners III, L.P. ("Syncom III"), a fund which on April 14, 1998, Syncom III converted all of its outstanding Series B-1 preferred stock into 861,230 shares of our common stock at a conversion price of $2.89 per share. Includes 60,000 shares as to which Mr. Jones holds non-qualified stock options which are exercisable at any time.

(7) Includes 40,000 shares as to which Mr. Van Etten holds non-qualified stock options that are exercisable at any time.


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

      Terry Jones, a director, is the general partner of WJM Partners III, L.P. ("WJM"), the general partner of Syncom III. Pursuant to the terms of the stock purchase agreement so long as Syncom III holds our common stock, our company's board of directors shall consist of not less than five members and that we shall use our best efforts to cause Terry Jones (or another partner of WJM) to be elected as a director.

ITEM 13 - Exhibits and Reports on Form 8-K

(a)   Exhibits.
      ---------

      3.1 Composite Amended and Restated Certificate of Incorporation of the Company (including the Certificate of Amendment for the Series D1 Preferred Stock) (incorporated herein by reference to Exhibit 3.1 to the Company's Report on Form 8-K filed on October 8, 1999 (the "8-K").

      3.2 Composite Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 1997 (the "September 1997 Form 10-QSB")).

      4.1 Form of Warrant Certificate (incorporated herein by reference to Exhibit 4.1 to the 8-K).

      4.2 Form of Registration Rights Agreement, dated as of September 30, 1999, relating to the Series D1 Preferred Stock (incorporated herein by reference to Exhibit 4.2 to the 8-K).

      10.1        1993 Stock Incentive Plan (incorporated herein by reference to
                  Exhibit 10(a) to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994 (the "1994 Form 10-K").

      10.2 Amended and Restated Employment Agreement dated as of August 4, 1997, between the Company and J.C. Chatpar (incorporated herein by reference to Exhibit 10.1 to the September 1997 Form 10-QSB).

      10.3 Manufacturing License Contract between the Company and National Telecommunications Co., dated as of December 4, 1995 (incorporated herein by reference to Exhibit 10(c) to the Company's 1996 Form 10-KSB/A).

      10.4 Manufacturing License Contract between the Company and Gujarat Communications and Electronics, Ltd. dated as of May 30, 1996 (incorporated herein by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997).

      10.5 Securities Purchase Agreement, dated as of September 30, 1999, by and among the Company and the Purchaser named therein, relating to the Series D1 Preferred Stock (incorporated herein by reference to Exhibit 10.1 to the 8-K).

      10.6        1997 Stock Incentive Plan (incorporated herein by reference to
                  Exhibit 10.5 to the Company's 1999 Form 10-KSB/A).

      10.7 Private equity line of credit agreement dated as of July 2, 2001, between Cyber Digital and Grenville Finance Ltd. (incorporated herein by reference to Exhibit 10.7 to the Company's Registration Statement on Form SB2 dated August 2,
                  2001).

      10.8 Registration rights agreement between Cyber Digital and Grenville Finance Ltd. (incorporated herein by reference to Exhibit 10.8 to the Company's Registration Statement on Form SB2 dated August 2, 2001).

      10.9 Form of warrant dated July 2, 2001, issued by Cyber Digital to Grenville Finance Ltd. (incorporated herein by reference to Exhibit 10.9 to the Company's Registration Statement on Form SB2 dated August 2, 2001).

      10.10 Form of warrant dated July 2,2001, issued by Cyber Digital to Ladenburg Thalmann & Co. Inc. (incorporated herein by reference to Exhibit 10.10 to the Company's Registration Statement on Form SB2 dated August 2, 2001).


(b) Reports of Form 8-K. No reports on Form 8-K were filed for the three months ended March 31, 2002.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  July 15, 2002

                                          CYBER DIGITAL, INC.


                                          By: /s/ J.C. Chatpar
                                             ---------------------------------
                                             J.C. Chatpar
                                             Chairman of the Board, President
                                             and Chief Executive Officer


      In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature                      Title                               Date
---------                      -----                               ----

/s/ J.C. Chatpar               Chairman of the Board, President    July 15, 2002
-------------------            and Chief Executive Officer
 J.C. Chatpar                  (Principal Executive and
                               Financial Officer)

/s/ Dale A. Johnson            Controller and Treasurer            July 15, 2002
-------------------            (Principal Accounting Officer)
 Dale A. Johnson

/s/ Jack P. Dorfman            Director                            July 15, 2002
-------------------
 Jack P. Dorfman

/s/ Jatinder Wadhwa            Director                            July 15, 2002
-------------------
 Jatinder Wadhwa

/s/ Terry Jones                Director                            July 15, 2002
-------------------
 Terry Jones

/s/ Andrew Van Etten           Director                            July 15, 2002
-------------------
 Andrew Van Etten

Index to Exhibits

Exhibit No.       Description of Document
-----------       -----------------------

      3.1 Composite Amended and Restated Certificate of Incorporation of the Company (including the Certificate of Amendment for the Series D1 Preferred Stock) (incorporated herein by reference to Exhibit 3.1 to the Company's Report on Form 8-K filed on October 8, 1999 (the "8-K").

      3.2 Composite Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 1997 (the "September 1997 Form 10-QSB")).

      4.1 Form of Warrant Certificate (incorporated herein by reference to Exhibit 4.1 to the 8-K).

      4.2 Form of Registration Rights Agreement, dated as of September 30, 1999, relating to the Series D1 Preferred Stock (incorporated herein by reference to Exhibit 4.2 to the 8-K).

      10.1        1993 Stock Incentive Plan (incorporated herein by reference to
                  Exhibit 10(a) to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994 (the "1994 Form 10-K").

      10.2 Amended and Restated Employment Agreement dated as of August 4, 1997, between the Company and J.C. Chatpar (incorporated herein by reference to Exhibit 10.1 to the September 1997 Form 10-QSB).

      10.3 Manufacturing License Contract between the Company and National Telecommunications Co., dated as of December 4, 1995 (incorporated herein by reference to Exhibit 10(c) to the Company's 1996 Form 10-KSB/A).

      10.4 Manufacturing License Contract between the Company and Gujarat Communications and Electronics, Ltd. dated as of May 30, 1996 (incorporated herein by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997).

      10.5 Securities Purchase Agreement, dated as of September 30, 1999, by and among the Company and the Purchaser named therein, relating to the Series D1 Preferred Stock (incorporated herein by reference to Exhibit 10.1 to the 8-K).

      10.6        1997 Stock Incentive Plan (incorporated herein by reference to
                  Exhibit 10.5 to the Company's 1999 Form 10-KSB/A).

      10.7 Private equity line of credit agreement dated as of July 2, 2001, between Cyber Digital and Grenville Finance Ltd. (incorporated herein by reference to Exhibit 10.7 to the Company's Registration Statement on Form SB2 dated August 2,
                  2001).

      10.8 Registration rights agreement between Cyber Digital and Grenville Finance Ltd. (incorporated herein by reference to Exhibit 10.8 to the Company's Registration Statement on Form SB2 dated August 2, 2001).

      10.9 Form of warrant dated July 2, 2001, issued by Cyber Digital to Grenville Finance Ltd. (incorporated herein by reference to Exhibit 10.9 to the Company's Registration Statement on Form SB2 dated August 2, 2001).

      10.10 Form of warrant dated July 2,2001, issued by Cyber Digital to Ladenburg Thalmann & Co. Inc. (incorporated herein by reference to Exhibit 10.10 to the Company's Registration Statement on Form SB2 dated August 2, 2001).

                               CYBER DIGITAL, INC.

                              FINANCIAL STATEMENTS

                                TABLE OF CONTENTS

                                                                       Page No.
                                                                       --------

Independent Auditors' Report.......................................       F-1

Financial Statements

    Balance Sheets.................................................       F-2

    Statements of Operations.......................................       F-3

    Statements of Changes in Shareholders'
      Equity (Deficit).............................................       F-4

    Statements of Cash Flows.......................................       F-5

    Notes to Financial Statements..................................F-6 - F-16

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
                                                                  (631) 434-9500



                          INDEPENDENT AUDITORS' REPORT





To the Board of Directors and Shareholders
Cyber Digital, Inc.
Hauppauge, New York


We have audited the accompanying balance sheets of Cyber Digital, Inc. (a New York Corporation) as of March 31, 2002 and 2001 and the related statements of operations, shareholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

Except as discussed in the following paragraph, we conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The Company's inventory is currently stated at cost. We were unable to determine the fair market value of the inventory at March 31, 2002.

In our opinion, except for the effects of such adjustments, if any, might have determined to be necessary if information had been available to us to satisfy ourselves about the inventory recorded in the financial statements, the financial statements referred in the first paragraph present fairly, in all material respects, the financial position of Cyber Digital, Inc. as of March 31, 2002 and 2001 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Albrecht, Viggiano, Zureck and Company, P.C.

Hauppauge, New York
June 21, 2002


                               CYBER DIGITAL, INC.
                                 BALANCE SHEETS
                             March 31, 2002 and 2001

                                                                                     2002               2001
                                                                                 ------------       ------------
ASSETS

Current Assets
   Cash and cash equivalents                                                     $     13,330       $     80,611
   Accounts receivable, net                                                               -0-                390
   Inventories                                                                        622,117            663,607
   Prepaid and other current assets                                                    35,339             33,084
                                                                                 ------------       ------------

                   Total Current Assets                                               670,786            777,692

Property and Equipment, net                                                            56,887            126,934

Other Assets                                                                           26,374             26,374
                                                                                 ------------       ------------

                    Total Assets                                                 $    754,047       $    931,000
                                                                                 ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities
   Accounts payable, accrued expenses, and taxes                                 $    496,302       $    460,940
   Officer note payable                                                               325,000                -0-
                                                                                 ------------       ------------

                   Total Current Liabilities                                          821,302            460,940
                                                                                 ------------       ------------

Commitments and Contingencies

Shareholders' Equity (Deficit)
   Preferred stock - $.05 par value; cumulative, convertible and participating; authorized 10,000,000 shares
          Series C; issued and outstanding - 310 shares at
          March 31, 2002 and 2001                                                        16                   16

     Common stock - $.01 par value; authorized 60,000,000 shares; issued and outstanding 20,876,261 and 20,197,348
       shares at March 31, 2002 and 2001, respectively                                208,763            201,974
   Additional paid-in capital                                                      17,956,783         17,528,572
   Accumulated deficit                                                            (18,232,817)       (17,260,502)
                                                                                 ------------       ------------

                   Total Shareholders' Equity (Deficit)                               (67,255)           470,060
                                                                                 ------------       ------------

                   Total Liabilities and Stockholders' Equity (Deficit)          $    754,047       $    931,000
                                                                                 ============       ============


                 See accompanying notes to financial statements.


                               CYBER DIGITAL, INC.
                            STATEMENTS OF OPERATIONS
                       Years ended March 31, 2002 and 2001

                                                                           2002                 2001
                                                                     ---------------       -------------

Net Sales                                                            $         -0-          $     37,539

Cost of Sales                                                                  -0-                29,126
                                                                        ------------         ------------

                 Gross Profit                                                  -0-                  8,413
                                                                        ------------         ------------

Operating Expenses
   Selling, general and administrative expenses                              865,410            1,265,844
   Research and development                                                  108,432              316,117
                                                                        ------------         ------------

                 Total Operating Expenses                                    973,842            1,581,961
                                                                        ------------         ------------

                 Loss from Operations                                       (973,842)          (1,573,548)
                                                                        ------------         ------------

Other Income (Expense)
   Interest income                                                                93               12,612
   Loss on disposal of fixed assets                                           (2,335)              (1,053)
   Other income                                                                4,149               36,830
                                                                        ------------         ------------

                 Total Other Income                                            1,907               48,389
                                                                        ------------         ------------

                 Loss before Income Taxes                                   (971,935)          (1,525,159)

Provision for Income Taxes                                                       380                2,655
                                                                        ------------         ------------

                 Net Loss                                                   (972,315)          (1,527,814)

                 Preferred Stock Dividend                                      -0-                (35,419)
                                                                        ------------         ------------

                 Income Available to Common Shareholders                $   (972,315)        $ (1,563,233)
                                                                        ============         ============

Net Loss Per Share of Common Stock (See Note 7)

                 Loss from Operations - Basic                           $       (.05)        $       (.08)
                                                                        ============         ============
                 Diluted                                                $       (.05)        $       (.08)
                                                                        ============         ============

                 Net Loss - Basic                                       $       (.05)        $       (.08)
                                                                        ============         ============
                 Diluted                                                $       (.05)        $       (.08)
                                                                        ============         ============

Weighted average number of common shares outstanding                      20,421,093           19,517,679
                                                                        ============         ============


                 See accompanying notes to financial statements.


                               CYBER DIGITAL, INC.
             STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                       Years ended March 31, 2002 and 2001

                                                                 Preferred Stock
                                                 -------------------------------------------
                                                       Series C             Series D-1                Common Stock
                                                 --------------------     -------------------   -----------------------------
                                                  Shares     Amount       Shares     Amount       Shares            Amount
                                                 ---------  --------    ---------   ---------   -----------       -----------

Balance at March 31, 2000                            310    $     16         851    $     43     19,199,807       $  191,998

Preferred stock Series D-1 stock dividend                                                             7,477               75

Conversion of Series D-1 Preferred Stock                                    (279)        (14)       179,811            1,798

Preferred stock Series D-1 cash dividend

Redemption of Series D-1 Preferred Stock                        (572)        (29)

Exercise of stock options                                                                            75,000              750

Issuance of Common Stock                                                                            735,253            7,353

Net Loss
                                                --------    --------    --------    ----------   ----------       ----------

Balance at March 31, 2001                            310    $     16         -0-    $    -0-      20,197,348      $  201,974

Issuance of Common Stock                                                                            678,913            6,789

Net Loss
                                                            --------    --------    --------    -----------       ----------

Balance at March 31, 2002                            310    $     16         -0-    $    -0-      20,876,261      $  208,763
                                                            ========    ========    ========    ===========       ==========


                                               Paid in       Accumulated     Shareholder's
                                               Capital         Deficit       Equity (Deficit)
                                            -------------   -------------   ------------------

Balance at March 31, 2000                   $ 17,574,905    $(15,525,669)   $  2,241,293

Preferred stock Series D-1 stock dividend         11,525         (11,600)           -0-

Conversion of Series D-1 Preferred Stock          (1,784)            -0-            -0-

Preferred stock Series D-1 cash dividend                         (23,819)        (23,819)

Redemption of Series D-1 Preferred Stock        (514,771)       (171,600)       (686,400)

Exercise of stock options                         74,250                          75,000

Issuance of Common Stock                         384,447                         391,800

Net Loss                                                      (1,527,814)     (1,527,814)
                                            ------------    ------------    ------------

Balance at March 31, 2001                   $ 17,528,572    $(17,260,502)   $    470,060

Issuance of Common Stock                         428,211                         435,000

Net Loss                                                        (972,315)       (972,315)
                                            ------------    ------------    ------------

Balance at March 31, 2002                   $ 17,956,783    $(18,232,817)   $    (67,255)
                                            ============    ============    ============


                 See accompanying notes to financial statements.


                               CYBER DIGITAL, INC.
                            STATEMENTS OF CASH FLOWS
                       Years ended March 31, 2002 and 2001

                                                                                     2002           2001
                                                                                 ------------   ------------

Cash Flows from Operating Activities
   Net loss                                                                      $  (972,315)   $(1,527,814)
   Adjustments to reconcile net loss to
       net cash used in operating activities:
     Depreciation                                                                     67,713         74,007
     Loss on disposal of property and equipment                                        2,335          1,053
     (Increase) decrease in operating assets:
       Accounts receivable                                                               390          4,688
       Inventories                                                                    41,490        (55,653)
       Prepaid and other current assets                                               (2,256)        19,906
       Other assets                                                                      -0-         (4,624)
     Increase (decrease) in operating liabilities:
       Accounts payable, accrued expenses and taxes                                  231,271        177,708
                                                                                 -----------    -----------

                      Net Cash Used in Operating Activities                         (631,372)    (1,310,729)
                                                                                 -----------    -----------

Cash Flows from Investing Activities
   Purchase of equipment                                                                 -0-        (18,042)
   Proceeds from sale of equipment                                                       -0-          2,000
                                                                                 -----------    -----------

                      Net Cash Used in Investing Activities                              -0-        (16,042)
                                                                                 -----------    -----------

Cash Flows from Financing Activities
   Issuance of common stock                                                          239,091        391,800
   Exercise of common stock options                                                      -0-         75,000
   Redemption of preferred stock                                                         -0-       (686,400)
   Preferred stock dividend                                                              -0-        (23,819)
   Proceeds from officer loan                                                        325,000            -0-
                                                                                 -----------    -----------

                      Net Cash Provided (Used) by Financing Activities               564,091       (243,419)
                                                                                 -----------    -----------

                      Net Decrease in Cash and Cash Equivalents                      (67,281)    (1,570,190)

Cash and Cash Equivalents at Beginning of Period                                      80,611      1,650,801
                                                                                 -----------    -----------

                      Cash and Cash Equivalents at End of Period                 $    13,330    $    80,611
                                                                                 ===========    ===========

Supplemental Disclosures of Cash Flow Information Cash paid during the period for:
     Income taxes                                                                $       -0-    $       742

Noncash Operating and Financing Activities
   Stock issued for services                                                     $   225,909    $       -0-


                 See accompanying notes to financial statements.

                               CYBER DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2002 and 2001

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

Operating and Financing Matters

Since inception, the Company has devoted substantial resources to the design and development of the Company's systems and technology. As such, the Company has not achieved revenue growth and has incurred operating losses. At March 31, 2002, the Company had an accumulated deficit of $(18,232,817) and a shareholders' deficit of $(67,255). The decrease in equity from March 31, 2001 to March 31, 2002 is due mainly to a net operating loss during the fiscal year ended March 31, 2002. The Company received advances of $325,000 from its Chief Operating Officer and issued common stock of approximately $210,000 from an equity line of credit (Note 6). The Company historically has generated sufficient cash flow to support its operations mainly from issuances of debt and equity securities. The Company anticipates additional issuances of debt and/or equity. The viability of the Company is dependant upon future revenues and additional issuances of equity.

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

                               CYBER DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2002 and 2001

Note 1 - Summary of Significant Accounting Policies (continued)

Accounts Receivable

Accounts receivable are presented net of a zero allowance for doubtful accounts at March 31, 2002 and 2001. The allowance is based on prior experience and management's evaluation of the collectibility of accounts receivable. Management believes that the allowance is adequate. However, additions to the allowance may be necessary based on changes in economic conditions.

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

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred.

Research and Development Costs

Research and development costs are charged to expense when incurred.

Warranty Expense

The Company records warranty expense as incurred and does not make a provision as shipments are made. Such expense has not been significant.

                               CYBER DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2002 and 2001

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

Stock-Based Compensation

The Company accounts for stock options as prescribed by Accounting Principles Board ("APB") Opinion No. 25 and includes pro forma information in the stock-based compensation footnote, as permitted by Financial Accounting Standards Board ("FASB") Statement No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). Accordingly, no compensation cost is recognized for stock options granted in 2002and 2001 since the option exercise price is not less than the market price of the underlying stock on the date of grant. In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting For Certain Transactions Involving Stock-an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB No. 25 and among other issues clarifies the definition of an employee for purposes of applying APB Opinion No.
25. The Company adopted FIN 44 in the first quarter of 2001 with no material effect on the Company's financial position, results of operations or cash flows.

Recent Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 provides new guidance on the accounting for a business combination at the date a business combination is completed. Specifically, it requires use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating use of the pooling-of-interest method. SFAS No. 142 establishes new guidance on how to account for goodwill and intangible assets after a business combination is completed. Among other things, it requires that goodwill and certain other intangible assets will no longer be amortized and will be tested for impairment at least annually and written down only when impaired. This statement will apply to existing goodwill and intangible assets, beginning with fiscal years starting after December 15, 2001. Early adoption of the statement will be permitted for companies with a fiscal year beginning after March 15, 2001, for which the first quarter financial statements have not been issued.

In June 2001, the FASB issued SFAS no. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 provides new guidance on the accounting for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset. This statement will apply to all financial statements issued for fiscal years beginning after June 15, 2002.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides new guidance on the accounting for the disposal of long-lived assets. The statement states that a long-lived asset to be abandoned, exchanged for a similar productive asset, distributed to owners in a spinoff to be held and used until its disposal. This statement will apply to all financial statements issued for fiscal years beginning after December 15, 2001.

The Company is currently evaluating these statements but does not expect that they will have a material impact on the Company's financial position, results of operations, or cash flows.

                               CYBER DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2002 and 2001

Note 1 - Summary of Significant Accounting Policies (continued)

Concentration of Credit Risk

The Company places most of temporary cash investments with financial institutions and normally exceeds the FDIC limit. The Company has not experienced any losses to date resulting from this policy.

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

Note 2 - Inventories

Inventories consist of the following at March 31:
                                                       2002          2001
                                                    ----------   -----------

                      Raw materials                 $  554,915   $   605,527
                      Finished goods                    67,202        58,080
                                                    ----------   -----------

                                                    $  622,117   $   663,607
                                                    ==========   ===========

Note 3 - Property and Equipment

Major classes of property and equipment consist of the following at March 31:


                                                        2002            2001          Useful Lives
                                                     -----------    ------------     --------------

          Machinery and equipment                    $   337,973    $    339,115          5 years
          Furniture and fixtures                          64,355          66,682          7 years
          Leasehold improvements                           4,786           4,786       lease term
                                                     -----------    ------------

                                                         407,114         410,583
          Less:  Accumulated depreciation                350,227         283,649
                                                     -----------    ------------

                                                     $    56,887    $    126,934
                                                     ===========    ============


Note 4 - Other Assets

Other assets consist of various security deposits.

                               CYBER DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2002 and 2001

Note 5 - Officer Loan Payable

During the 2002 fiscal year the Company issued a promissory note to its Chief Executive Officer, J.C Chatpar, in the amount of $325,000. The note is secured by all assets of the Company. The note is due on March 11, 2003 with interest accrued at 10%. Overdue principal and, to the extent permitted by applicable law, overdue interest shall bear interest at the applicable rate plus 2% per annum and shall be payable upon demand.

Note 6- Line of Credit

During July 2001, the Company secured a $6,000,000 equity line of credit. The line allows for the Company to take advances a maximum of twenty-four times during the thirty month term of the agreement. The line expires in December 2003. The maximum amount of each draw down is $250,000. The available credit decreases by $250,000 after each draw down period, which is approximately every six weeks. For the year ended March 31, 2002, the Company utilized approximately $209,000 of this equity line. As of March 31, 2002, $1,500,000 has expired on the line.

Note 7 - Earnings (Loss) Per Share

Earnings per share ("EPS") has been computed and presented pursuant to the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share.


                                                              2002               2001
                                                         --------------     --------------

Net Loss                                                 $     (972,315)    $   (1,527,814)
Dividends paid on Preferred Stock                                    -0-           (35,419)
                                                         ---------------    --------------

Income Available to Common Shareholders                  $     (972,315)    $   (1,563,233)
                                                         ---------------    --------------
Weighted Average Common Shares Outstanding                   20,421,093         19,517,679
                                                         --------------     --------------

Basic EPS                                                $         (.05)    $        (.08)
Diluted EPS                                              $         (.05)    $        (.08)

Diluted earnings per share does not include any stock warrants, options, or convertible preferred stock as the inclusion of these items would be antidilutive to earnings per share.

Note 8 - Stock Option Plans

The Company's Board of Directors adopted, on November 7, 1997, the 1997 Stock Incentive Plan (the "1997 Plan"). The 1997 plan is a successor to the 1993 plan, which has been terminated. Under the terms of the 1997 Plan, 850,999 shares were reserved for issuance to officers, directors, other employees and consultants meeting certain qualifications. During March 2001, the 1997 plan was amended to increase the number of shares reserved for issuance from 850,999 to 2,850,999. Under the 1997 Plan, incentive stock options are granted at 100% of fair market value on the date of grant. The right to exercise the options accrues equally on each of the first, second, third and fourth anniversaries of the date of grant. Options granted under the plan expire on the day before the tenth anniversary of the plan.

                               CYBER DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2002 and 2001

Note 8 - Stock Option Plans (continued)

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

In addition to these plans, the Company has issued non-qualified stock options and warrants upon the approval by the Board of Directors. Such options and warrants are granted at 100% of fair market value on the date of the grant. Information with respect to non-qualified stock options and warrants are summarized as follows:

                                                  Price              Shares
                                           -----------------     --------------
        Outstanding, April 1, 2001           $.75 to $10.00           3,833,872
          Granted                             $.40 to $.50            6,020,000
          Canceled                           $2.50 to $6.35      (      894,013)
                                                                 --------------

        Outstanding March 31, 2002                                    8,959,859
                                                                 ==============

                               CYBER DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2002 and 2001

Note 8 - Stock Option Plans (continued)

A summary of options and warrants as of March 31, 2002 follows:


                                          Options Outstanding                            Options Exercisable
                         -------------------------------------------------------  -------------------------------------
                                               Weighted
                                                Average            Weighted                             Weighted
                                               Remaining            Average          Exercisable         Average
       Range of            Outstanding        Contractual          Exercise             as of           Exercise
    Exercise Prices        at 3/31/02            Life                Price             3/31/02            Price
    ---------------      --------------    ----------------    ----------------   ----------------   ----------------

 $.40 to $1.50              $6,307,971           5.53           $     .57           $1,257,651         $     .84
$2.43 to $3.00               1,255,000           6.58                2.69            1,005,000              2.68
$4.00 to $5.15                 770,000           3.39                4.44              129,375              4.42
$5.70 to $6.00                 601,888           1.63                5.88              404,575              5.89
$6.35 to $10.00                 25,000            .17               10.00               25,000             10.00
                            ----------          -----           ---------           ----------         ---------

                            $8,959,859           5.23           $    1.58           $2,861,601         $    2.47
                            ==========          =====           =========           ==========         =========

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

The following assumptions were employed to estimate the fair value of stock options granted:
                                                    Fiscal Years Ended March 31,
                                                --------------------------------
                                                     2002             2001
                                                -------------    ---------------
        Expected dividend yield                      0.00%           0.00%
        Expected price volatilities                 23.00%          91.00%
        Risk-free interest rate                      5.41%           4.40%
        Expected life (years)                        9.50            9.10

For pro forma purposes, the estimated fair value of the Company's stock options is amortized over the options' vesting period. The Company pro forma information follows:

                                                     2002             2001
                                                 -------------    --------------
        Weighted average fair value of
          Options granted                        $       0.10     $        0.10

        Net Loss
          As reported                            $   (972,315)    $  (1,527,814)
          Pro Forma                                (1,111,560)       (1,679,765)

        Net Loss Per Share
          As reported
              Basic                              $       (.05)    $       (.08)
              Diluted                            $       (.05)    $       (.08)
          Pro Forma
              Basic                              $       (.05)    $       (.09)
              Diluted                            $       (.05)    $       (.09)

                               CYBER DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2002 and 2001

Note 9 - Convertible, Cumulative and Participating Preferred Stock

In July 1999, the Company completed a private placement of its 6% Series C preferred stock. The Company sold 310 shares at $1,000 per share. The private placement resulted in the Company receiving proceeds of $310,000. As of March 31, 2002, there are undeclared dividends of $67,402 on the Series C preferred stock.

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

     B. The Company has a right to redeem the Series D-1 preferred stock if the conversion price drops below $3.00 per common share at the following prices:

          1) Prior to April 4, 2000, a price of $1,150 per share plus all accrued dividends.

          2) Between April 5, 2000 and October 4, 2000, a price of $1,200 per share plus all accrued dividends.

After October 4, 2000, the preferred stock cannot be redeemed by the Company.

                               CYBER DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2002 and 2001

Note 9 - Convertible, Cumulative and Participating Preferred Stock (continued)

During the fiscal years ended March 31, 2002 and 2001, pursuant to an optional conversion of Series D-1 preferred stock, zero shares and 279 shares, respectively, were converted into zero and 179,811 shares, respectively, of common stock.

During the fiscal years ended March 31, 2002 and 2001, the Company paid stock dividends in the amount of $0 and $11,600 to the Series D-1 preferred stockholders who converted their Series D-1 preferred stock. This dividend was paid through the issuance of zero and 7,477, respectively, shares of the Company's common stock. During the fiscal year ended March 31, 2001, pursuant to an optional redemption feature of Series D-1 preferred stock, the Company redeemed 572 shares of its Series D-1 preferred stock. The Company paid a cash dividend of $23,819 on these 572 shares.

Note 10 - Income Taxes

The Company has net operating loss carryforwards for tax purposes amounting to approximately $10 million that may be offset against future taxable income which expire through 2015. In addition, the Company has investment and research and development tax credits for tax purposes amounting to approximately $196,000 which expire through 2003.

Deferred income taxes are recognized for differences between the bases of assets and liabilities for financial statement and income tax purposes. The utilization of these tax attributes is contingent upon the Company's ability to generate future taxable income and tax before the tax attributes expire as well as Internal Revenue Code limitations. As a result, a valuation allowance equal to the full extent of the deferred tax asset has been established. The change in the deferred tax asset (as well as the valuation account) was approximately $376,000 for the fiscal year ended March 31, 2002.

The Company was subject to capital based taxes for New York State for the years ended March 31, 2002 and 2001.

Note 11 - Commitments and Contingencies

Employment Contract

On August 3, 2001, the Company renewed the employment agreement with the Chairman. The agreement is for a three year period covering August 4, 2001 through August 3, 2004. This agreement is renewable for successive three-year periods.

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

The following payout terms apply if this agreement is terminated:

                               CYBER DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2002 and 2001

Note 11 - Commitments and Contingencies (continued)

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

Operating Leases

The Company leases space under a noncancelable operating lease in Hauppague, New York. This lease is for a five year period and expires on March 31, 2004. This location is the Company's executive offices and operations. Rent expense was $69,600 and 59,125 for the years ended March 31, 2002 and 2001, respectively.

Effective December 1, 1999, the Company commenced a noncancelable operating lease that expires on November 30, 2004 with respect to the Company's offices in Woburn, Massachusetts. Rent expense was $14,304 and $11,648 for the years ended March 31, 2002 and 2001, respectively.

Effective December 31, 1999, the Company commenced a noncancelable license agreement that expires on November 30, 2004 to install its telecommunications equipment in buildings in Woburn, Massachusetts. The monthly license fee of $2,600 is subject to various discounts if the Company meets certain criteria. The expense for the license agreement was zero and $31,227 for the years ended March 31, 2001 and 2000, respectively.

The Company also has noncancelable operating leases for vehicles. The monthly rental on the vehicles is $803. The amount charged to expense was $9,672 and $9,912 for the years ended March 31, 2002 and 2001, respectively.

Future minimum rentals are as follows:

         For years ending March 31, 2003           $  85,046
                                    2004              85,703
                                    2005              12,151
                                                   ---------

                                                   $ 182,900
                                                   =========

                               CYBER DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2002 and 2001

Note 11 - Commitments and Contingencies (continued)

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

The Company is a defendant in an action arising from an alleged improper termination of a licensing agreement with Cummings Properties, LLC. The Company has asserted counter claims and intends to vigorously defend its position. The outcome and range of damages or settlement (if any) is unknown.

Note 12 - Foreign Operations

During the fiscal year ended March 31, 1998, the Company formed a wholly owned subsidiary, Cyber Digital (India) Private Limited, under the rules and regulations of the Government of India. The subsidiary has not begun operations and has no assets as of March 31, 2002 and 2001.

During the fiscal year ended March 31, 2001, the Company financed a wholly owned subsidiary, Cyber Digital (Nigeria) Ltd. under the rules and regulations of the government of Nigeria. The subsidiary has not begun operations has no assets as of March 31, 2002 and 2001.