Form 10QSB
period 2002-06-30
CYBER DIGITAL INC
filed 2002-08-14
CIK 721295

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


 X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
___   OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Quarterly Period Ended June 30, 2002

___   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934


                          Commission File No.: 0-13992

                               CYBER DIGITAL, INC.
                   -------------------------------------------
                 (Name of small business issuer in its charter)

              New York                                        11-2644640
   -------------------------------                       ---------------------
   (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                         Identification No.)


400 Oser Avenue, Hauppauge, New York                             11788
-------------------------------------                         ----------
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

The number of shares of stock outstanding at August 14, 2002: 21,327,241 shares of Common Stock; par value $.01 per share.

                               CYBER DIGITAL, INC.
                                 BALANCE SHEETS

                                                     June 30,         March 31,
                                                       2002             2002*
                                                   -----------        ---------
Current Assets

  Cash and cash equivalents                          $ 60,022         $ 13,330
  Inventories                                         622,117          622,117
  Prepaid and other current assets                     42,852           35,339
                                                     --------         --------

                Total Current Assets                 $724,991         $670,786
                                                     --------         --------

Property and Equipment, Net

  Equipment                                          $337,973         $337,973
  Furniture and Fixtures                               64,355           64,355
  Leasehold Improvements                                4,786            4,786
                                                     --------         --------
                                                     $407,114         $407,114
  Accumulated depreciation                            366,930          350,227
                                                     --------         --------

                Total Property and Equipment         $ 40,184         $ 56,887
                                                     --------         --------

Other Assets                                         $ 26,374         $ 26,374
                                                     --------         --------

                                                     $791,549         $754,047
                                                     ========         ========


* Derived from Company's Form 10-KSB for the year ended March 31, 2002, filed on July 16, 2002, initially with a scope restriction, which has been cured. An amended form 10-KSB with an appropriate unqualified opinion will be filed shortly. The financial information as originally filed will not be changed.


         The accompanying notes are an integral part of these statements


                               CYBER DIGITAL, INC.
                                 BALANCE SHEETS

                                                                             June 30,               March 31,
                                                                              2002                    2002*
                                                                           -----------              ---------
LIABILITIES AND SHAREHOLDERS'  DEFICIT

Current Liabilities
  Accounts payable, accrued expenses, and taxes                            $    589,669            $    496,302
  Officer note payable                                                          325,000                 325,000
                                                                           ------------            ------------

                Total Current Liabilities                                  $    914,669            $    821,302
                                                                           ------------            ------------

Commitments and Contingencies

Shareholders' Deficit
  Preferred stock - $.05 par value; cumulative, convertible and participating; authorized 10,000,000 shares
     Series C issued and outstanding - 310 shares at June 30,
     2002 and  March 31, 2002                                                        16                      16
  Common stock - $.01 par value; authorized 30,000,000
      shares; issued and outstanding 21,196,795 shares
      at June 30, 2002 and 20,876,261 at March 31, 2002,
      respectively                                                              211,969                 208,763
  Additional paid-in capital                                                 18,199,032              17,956,783
  Accumulated deficit                                                       (18,534,137)            (18,232,817)
                                                                           ------------            ------------

                                                                           $   (123,120)           $    (67,255)
                                                                           ------------            ------------

                                                                           $    791,549            $    754,047
                                                                           ============            ============


* Derived from Company's Form 10-KSB for the year ended March 31, 2002, filed on July 16, 2002, initially with a scope restriction, which has been cured. An amended form 10-KSB with an appropriate unqualified opinion will be filed shortly. The financial information as originally filed will not be changed.


         The accompanying notes are an integral part of these statements

                               CYBER DIGITAL, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                             Three months ended
                                                                                  June 30,
                                                                           2002              2001
                                                                        ----------        ----------

Net Sales                                                               $     -0-         $      -0-

Cost of Sales                                                                 -0-                -0-
                                                                        -----------       ------------

  Gross Profit                                                          $     -0-         $      -0-
                                                                        -----------       ------------

Operating Expenses

  Selling, general and administrative expenses                          $   277,570       $     85,448
  Research and development                                                   23,750             28,899
                                                                        -----------       ------------

Total Operating Expenses                                                $   301,320       $    114,347
                                                                        -----------       ------------

Loss from Operations                                                    $  (301,320)      $   (114,347)

Other Income, net                                                              -0-               1,871
                                                                        -----------       ------------

Net Loss                                                                $  (301,320)      $   (112,476)
                                                                        ===========       ============

Earnings (loss) per common and common equivalent share
  Basic                                                                 $    (0.014)      $     (0.005)
                                                                        ===========       ============
  Diluted                                                               $    (0.014)      $     (0.005)
                                                                        ===========       ============

Weighted average number of common shares outstanding                     21,138,723         20,340,829
                                                                        ===========       ============


        The accompanying notes are an integral part of these statements


                              CYBER DIGITAL, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                           Three months ended
                                                                                 June 30,
                                                                         2002                2001
                                                                      ----------          ---------

Cash Flows from Operating Activities
  Net loss                                                            $(301,320)          $(112,476)
  Adjustments to reconcile net loss to
     net cash used in operating activities:
    Depreciation                                                         16,618              17,810
    Amortization                                                             85                  85
    (Increase) decrease in operating assets:
     Accounts receivable                                                    -0-                 390
     Prepaid expenses                                                    (7,513)              2,315
  Increase (decrease) in operating liabilities:
     Accounts payable and accrued expenses                               93,367            (126,131)
                                                                      ---------           ---------

                    Net Cash Used in Operating Activities             $(198,763)          $(218,007)
                                                                      ---------           ---------

Cash Flows from Financing Activities
    Issuance of common stock                                          $ 245,455           $ 143,481
                                                                      ---------           ---------

       Net Cash Provided by  Financing Activities                     $ 245,455           $ 143,481
                                                                      ---------           ---------

       Net Increase (Decrease) in Cash and Cash Equivalents           $  46,692           $ (74,526)

Cash and Cash Equivalents at Beginning of Period                         13,330              80,611

               Cash and Cash Equivalents at End of Period             $  60,022           $   6,085
                                                                      =========           =========

Supplemental Disclosures of Cash Flow Information
  Cash paid during the period for:
    Income taxes                                                      $   1,524           $    -0-
                                                                      =========           =========


       The accompanying notes are an integral part of these statements

                               CYBER DIGITAL, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending March 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended March 31, 2002, as originally filed on July 16, 2002 with a scope restriction, which has been cured. An amended form 10-KSB with an appropriate unqualified opinion will be filed shortly. The financial information as originally filed will not be changed.


NOTE 2 - INVENTORIES

Inventory of purchased parts for eventual resale to customers are valued at the lower of cost or market, as determined by the first-in, first-out (FIFO) method and consisted of the following:

                                          June 30, 2002         March 31, 2002
                                          -------------         --------------
              Raw Materials                $   554,915           $   554,915
              Finished Goods                    67,202                67,202
                                           -----------           -----------
                                           $   622,117           $   622,117
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

      Under the AT&T Alliance program, we provided Internet services to many medium and small businesses in the Boston area for a period of one-year ending February 2001, when our agreement with AT&T terminated. During this period we successfully tested all our Internet systems, including CBIG, CIAN, CFW and CWEB, for both local-loop digital broadband and VPN applications. Our Internet systems provided network availability in excess of 99.999% when we provided Internet services in alliance with AT&T. We believe that our systems are ideally suited for the next-generation of local-loop digital broadband networks requiring increased reliability, performance, scalability, interoperability, and flexibility. Our strategy is to market our Internet systems to Internet service providers who are willing to build the next-generation local-loop digital broadband networks in the aftermath of the recent telecommunications meltdown in the U.S. due to the failure of 1996 Telecommunications Act.

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


Results of Operations

For Three Months Ended June 30, 2002

         Net sales for the quarter ended June 30, 2002 were zero as compared to zero for the quarter ended June 30, 2001. Gross profit for the quarter ended June 30, 2002 was zero of net sales as compared to zero for the quarter ended June 30, 2001. Selling, general and administrative expenses increased $192,122 or 69% in the quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001, primarily due to increases in engineering services rendered in Nigeria. Research and development expenses for the quarter ended June 30, 2002 were $23,750 as compared to $28,899 for the quarter ended June 30, 2001. Net loss for the quarter ended June 30, 2001 was $(301,320) or $(0.014) per share as compared to $(112,476) or $(0.005) per share for the quarter ended June 30, 2001.

Liquidity and Capital Resources

        Our ability to generate cash adequate to meet our needs results primarily from sale of preferred and common stock and cash flow from operations. Total working capital decreased by $39,162 to $(189,678) at June 30, 2002 from $(150,516) at March 31, 2002. The current ratio of current assets to current liabilities was unchanged to 0.8 to 1 as at June 30, 2002 from 0.8 to 1 as at March 31, 2002. Current levels of inventory are adequate to meet sales for the next six months. We believe that our current sources of liquidity will be sufficient to meet our needs for many years because of our entry into the Nigerian telecommunications market. In addition, as of June 30, 2002, there remains a maximum available balance of $3.75 million under our private equity line agreement with an accredited institutional investor. We believe that we will be able to obtain additional funds beyond those available under the equity line agreement, if required for future needs. We have no off-balance sheet arrangements.


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

      On or about September 13, 2001, Cummings Properties, LLC ("CPL") commenced an action, in the Superior Court of the Commonwealth of Massachusetts, against our company for alleged improper termination of a certain license agreement after approximately one year. CPL is seeking payment of $128,900 on alleged remaining term of approximately four years. Our company believes that CPL's claims are without merit as our company had properly terminated the license agreement as of February 14, 2001under the terms of the license agreement and had over paid on the license fee. In addition, our company has a counter claim of approximately $220,000 against CPL who has unlawfully acquired our company's equipment for personal use. Our company intends to vigorously defend its position as well as seek return of its equipment or payment for it of $220,000.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A)    Exhibits

      99.1    Certification of Chief Executive Officer and Chief Financial
              Officer

B)    Reports on Form 8-K

   No reports on Form 8-K were filed by the Registrant for the three months ended June 30, 2002.



                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CYBER DIGITAL, INC.


DATED:  August 14, 2002                   By: /s/ J.C. Chatpar
                                             --------------------------
                                          Chairman of the Board,
                                          President, Principal Executive
                                          Officer and Chief Financial
                                          Officer