Form 10KSB/A
period 2002-03-31
CYBER DIGITAL INC
filed 2002-10-17
CIK 721295

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-KSB/A
                                (Amendment No. 1)


 X    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---   ACT OF 1934

      For the Fiscal Year Ended March 31, 2002
                                --------------

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

      As of June 28, 2002, Registrant had 21,171,794 shares of Common Stock outstanding ($.01 par value). On that Date, the aggregate market value of the Common Stock held by persons other than those who may be deemed affiliates of Registrant was $10,241,250 (based on the last sale price reported on Nasdaq's over-the-counter market on such date).

      Transitional Small Business Disclosure Format (check one):

      Yes         No X
         ----       ---

                                EXPLANATORY NOTE

      This Amendment No. 1 to Cyber Digital, Inc.'s Annual Report on Form 10-KSB for the year ended March 31, 2002 is being filed in order to:

(1) Amend the financial statements as previously filed on Form 10-KSB, pages F-1 to F-16, to include the following "Note 13 - Previously Issued Audit Report" after "Note 12 - Foreign Operations":

            Note 13 - Previously Issued Audit Report
            The original audit report dated June 21, 2002, contained a scope restriction due to the fact that our auditors were unable to perform certain audit procedures related to the valuation of inventory. Subsequent to the original issue of the report, the Company was able to supply audit documentation which enabled the auditor's to satisfy themselves as to the valuation of inventory. Total assets, liabilities, shareholders' deficit and net loss at, and for the year ended March 31, 2002 remain unchanged from the originally issued report.

(2) Amend the Independent Auditors' Report as found on page F-1 of the previously filed Form 10-KSB. The Independent Auditor's Report is hereby replaced in its entirety with the following Report:

A L B R E C H T, V I G G I A N O, Z U R E C K
          & C O M P A N Y, P. C.
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

            In our opinion, the financial statements referred in the first paragraph present fairly, in all material respects, the financial position of Cyber Digital, Inc. as of March 31, 2002 and 2001 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


Albrecht, Viggiano, Zureck and Company, P.C.


Hauppauge, New York
June 21, 2002, (except for Note 13,
as to which the date is August 14, 2002)

                                   SIGNATURES


      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  October 16, 2002

                                          CYBER DIGITAL, INC.


                                          By: /s/ J.C. Chatpar
                                             -------------------------------
                                             J.C. Chatpar
                                             Chairman of the Board, President
                                             and Chief Executive Officer


      In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature                   Title                               Date
---------                   -----                               ----

/s/ J.C. Chatpar            Chairman of the Board, President    October 16, 2002
---------------------       and Chief Executive Officer
    J.C. Chatpar            (Principal Executive and
                            Financial Officer)

/s/ Dale Johnson            Controller and Treasurer            October 16, 2002
---------------------       (Principal Accounting Officer)
    Dale Johnson

                             Director                           October __, 2002
---------------------
    Jack P. Dorfman

/s/ Jatinder Wadhwa          Director                           October 16, 2002
---------------------
    Jatinder Wadhwa

/s/ Terry Jones              Director                           October 16, 2002
---------------------
    Terry Jones

                             Director                           October __, 2002
---------------------
     Andrew Van Etten