Form 10QSB
period 2002-09-30
CYBER DIGITAL INC
filed 2002-11-14
CIK 721295

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


 X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
---   OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Quarterly Period Ended September 30, 2002

---   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934


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

The number of shares of stock outstanding at October 30, 2002: 21,409,918 shares of Common Stock; par value $.01 per share.

                               CYBER DIGITAL, INC.
                                 BALANCE SHEETS

                                                        September 30,  March 31,
                                                            2002         2002
                                                        (Unaudited)   (Audited)

Current Assets

  Cash and cash equivalents                              $  5,996     $ 13,330
  Inventories                                             622,117      622,117
  Prepaid and other current assets                         44,441       35,339
                                                         --------     --------

                        Total Current Assets             $672,554     $670,786
                                                         --------     --------

Property and Equipment, Net

  Equipment                                              $337,973     $337,973
  Furniture and Fixtures                                   64,355       64,355
  Leasehold Improvements                                    4,786        4,786
                                                         --------     --------
                                                         $407,114     $407,114
  Accumulated depreciation                                378,578      350,227
                                                         --------     --------

                 Total Property and Equipment            $ 28,536     $ 56,887
                                                         --------     --------

Other Assets                                             $ 26,374     $ 26,374
                                                         --------     --------

                                                         $727,464     $754,047
                                                         ========     ========


         The accompanying notes are an integral part of these statements


                              CYBER DIGITAL, INC.
                                 BALANCE SHEETS


                                                                      September 30,   March 31,
                                                                          2002          2002
                                                                      (Unaudited)     (Audited)

LIABILITIES AND SHAREHOLDERS'  DEFICIT

Current Liabilities
  Accounts payable, accrued expenses, and taxes                      $    662,439    $    496,302
  Officer note payable                                                    325,000         325,000
                                                                     ------------    ------------

                    Total Current Liabilities                        $    987,439    $    821,302

Commitments and Contingencies

Shareholders' Deficit
  Preferred stock - $.05 par value; cumulative, convertible and participating; authorized 10,000,000 shares
    Series C issued and outstanding - 310 shares at September 30,
    2002 and  March 31, 2002                                                   16              16

  Common stock - $.01 par value; authorized 60,000,000
    shares; issued and outstanding 21,409,918 shares
    at September 30, 2002 and 20,876,261 at March 31, 2002,
    respectively                                                          214,100         208,763

  Additional paid-in capital                                           18,305,991      17,956,783

  Accumulated deficit                                                 (18,780,082)    (18,232,817)
                                                                     ------------    ------------

                                                                     $   (259,975)   $    (67,255)
                                                                     ------------    ------------

                                                                     $    727,464    $    754,047
                                                                     ============    ============


         The accompanying notes are an integral part of these statements


                               CYBER DIGITAL, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                Three months ended
                                                                   September 30,

                                                                2002            2001
                                                            -----------      -----------
Net Sales                                                   $       -0-      $       -0-

Cost of Sales                                                       -0-              -0-
                                                            ------------     -----------

  Gross Profit                                              $       -0-      $       -0-
                                                            ------------     -----------

Operating Expenses

  Selling, general and administrative expenses              $    219,300     $    227,618
  Research and development                                        26,662           24,254
                                                            ------------     ------------

Total Operating Expenses                                    $    245,962     $    251,872
                                                            ------------     ------------

Loss from Operations                                        $   (245,962)    $   (251,872)

Other Income, net                                                     17            1,778
                                                            ------------     ------------

Net Loss                                                    $   (245,945)    $   (250,094)
                                                            ============     ============

Earnings (loss) per common and common equivalent share
  Basic                                                     $      (0.01)    $      (0.01)
  Diluted                                                   $      (0.01)    $      (0.01)

Weighted average number of common shares outstanding          21,247,051       20,398,257
                                                            ============     ============


         The accompanying notes are an integral part of these statements


                               CYBER DIGITAL, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                             Six months ended
                                                              September 30,

                                                           2002            2001
                                                       -----------     -----------

Net Sales                                              $       -0-     $        -0-

Cost of Sales                                                  -0-              -0-
                                                       -----------     ------------

  Gross Profit                                         $       -0-     $        -0-
                                                       -----------     ------------

Operating Expenses

  Selling, general and administrative expenses         $    496,870    $    309,828
  Research and development                                   50,412          51,735
                                                       -----------     ------------

Total Operating Expenses                               $    547,282    $    361,563
                                                       -----------     ------------

Loss from Operations                                   $   (547,282)   $   (361,563)

Other Income, net                                                17           3,650
                                                       -----------     ------------

Net Loss                                               $   (547,265)   $   (357,913)
                                                       ------------    ------------

Net Loss Per Share of Common Stock
  Net Loss-Basic                                       $     (0.03)    $      (0.02)
                                                       ===========     ============
  Net Loss-Diluted                                     $     (0.03)    $      (0.02)
                                                       ===========     ============

Weighted average number of common shares outstanding     21,247,051      20,398,257
                                                        ===========    ============


         The accompanying notes are an integral part of these statements


                               CYBER DIGITAL, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                               Six months ended
                                                                September  30,

                                                               2002         2001
                                                            ---------    ---------
Cash Flows from Operating Activities
  Net loss                                                  $(547,265)   $(357,913)
  Adjustments to reconcile net loss to
     net cash used in operating activities:
    Depreciation                                               28,181       34,855
    Amortization                                                  170          168
  (Increase) decrease in operating assets:
     Accounts receivable                                          -0-       (4,622)
      Inventories                                                 -0-       49,160
     Prepaid expenses                                          (9,102)       2,329
  Increase (decrease) in operating liabilities:
     Accounts payable and accrued expenses                    166,137       (2,516)
                                                            ---------    ---------

            Net Cash Used in Operating Activities           $(361,879)   $(278,539)
                                                            ---------    ---------

Cash Flows from Financing Activities
    Issuance of common stock                                $ 354,545    $ 200,909
                                                            ---------    ---------

       Net Cash Provided by  Financing Activities           $ 354,545    $ 200,909
                                                            ---------    ---------

         Net Decrease in Cash and Cash Equivalents          $  (7,334)   $ (77,630)

Cash and Cash Equivalents at Beginning of Period               13,330       80,611
                                                            ---------    ---------

         Cash and Cash Equivalents at End of Period         $   5,996    $   2,981
                                                            =========    =========

Supplemental Disclosures of Cash Flow Information
 Cash paid during the period for:
    Income taxes                                            $     -0-    $    -0-
                                                            =========    =========


       The accompanying notes are an integral part of these statements

                             CYBER DIGITAL, INC.

                        NOTES TO FINANCIAL STATEMENTS
                                 (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending March 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended March 31, 2002.


NOTE 2 - INVENTORIES


Inventory of purchased parts for eventual resale to customers are valued at the lower of cost or market, as determined by the first-in, first-out (FIFO) method and consisted of the following:

                                         September 30, 2002    March 31, 2002
                                         ------------------    --------------

Raw Materials                                 $554,915            $554,915
Finished Goods                                  67,202              67,202
                                              --------            --------
                                              $622,117            $622,117
                                              ========            ========

                                    PART 1

ITEM 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

      Statements contained in this Report on Form 10-QSB that are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including without limitation, statements regarding industry trends, strategic business development, pursuit of new markets, competition, results from operations, and are subject to the safe harbor provisions created by that statute. A forward-looking statement may contain words such as "intends", "plans", "anticipates", "believes", "expect to", or words of similar import. Management cautions that forward-looking statements are subject to risks and uncertainties that could cause the Company's actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, marketing success, product development, production, technological difficulties, manufacturing costs, and changes in economic conditions in the markets the Company serves. The Company undertakes no obligation to release revisions to forward-looking statements to reflect subsequent events, changed circumstances, or the occurrence of unanticipated events.

Forward Looking Statements

      Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward looking statements. These forward looking statements were based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward looking statements. Important assumptions and other factors that could cause actual results to differ materially from those in the forward looking statements, include, but are not limited to: competition in the Company's existing and potential future product lines of business; the Company's ability to obtain financing on acceptable terms if and when needed; uncertainty as to the Company's future profitability, uncertainty as to the future profitability of acquired businesses or product lines, uncertainty as to any future expansion of the company. Other factors and assumptions not identified above were also involved in the derivation of these forward looking statements, and the failure of such assumptions to be realized as well as other factors may also cause actual results to differ materially from those projected. The Company assumes no obligation to update these forward looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward looking statements.

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

      In the aftermath of that telecommunications meltdown, we believe that we are poised to be the leading supplier of local-loop digital broadband systems. There is abundant capacity of optically-enabled IP backbone network between all major cities in the United States, but as yet businesses or consumers do not have adequate access to that capacity. Our CIAN high-performance distribution routers are specifically designed to allow Internet service providers to meet the requirements of local-loop digital broadband networks including in multiple tenant unit buildings. According to a report by Cahners In-Stat Group, the sales of broadband equipment and services, such as our CIAN, tailored to the multiple tenant unit buildings alone will reach $4.8 billion by 2004, up from $0.37 billion in 2000 in the United States. We believe that we may establish a strong market position with early adopters of this technology and may build on this position as the market reestablishes itself, however, there can be no assurance that we will be successful in this market.

      International Data Corporation (IDC) estimates that the worldwide sales of hardware-based VPN and firewall equipment, such as our CFW and CVPN, will grow from $0.9 billion in 2000 to $4 billion in 2005. We expect to market our CFW series IPSec firewall appliance through major strategic partners, resellers and distributors on a worldwide basis. We have also targeted the burgeoning Homeland Security market with our secure broadband data systems such as CIAN, CFW and CVPN. Our CVPN creates secure high-speed data networks between remote locations to facilitate information sharing between government departments. We plan to market CVPN to U.S. Federal government agencies such as the Homeland Security, Department of Defense, Immigration and Naturalization, U.S. Navy, Defense Communications Agency, National Guard, U.S. Air Force and the U.S. Coast Guard as an aid in the war against terrorism. We have had a history of relationships in working with U.S. Federal government agencies, in the past, however that does not guarantee that we will be successful in securing any Homeland Security business.

      During fiscal year 2002, we developed a strong foothold in the Nigerian telecommunications market by having our digital wireless telephone network solution accepted by five states. In addition, we were recently selected, over established companies such as Alcatel and Siemens, to provide Nigeria with a 10,000-line telephone network. Since we offer an affordable telecommunications as well as Internet capability, the Nigerian authorities have selected us as the ideal supplier of telephone and Internet systems. We expect to supply $42 million of our wireless systems to three states, $26 million of our fiber optic landline systems to the government of Nigeria, and $11.6 million of our wireless systems to 2 Systems Technologies, Ltd., a private telephone operator. However, there can be no assurance that we will be successful in supplying any of our systems to the Nigerian Telecommunications market.

Results of Operations

For Three Months Ended September 30, 2002

         Net sales for the quarter ended September 30, 2002 were zero as compared to zero for the quarter ended September 30, 2001. Gross profit for the quarter ended September 30, 2002 was zero of net sales as compared to zero for the quarter ended September 30, 2001. Selling, general and administrative expenses decreased

$8,318 or 4% in the quarter ended September 30, 2002 as compared to the quarter ended September 30, 2001, primarily due to decreases in engineering services rendered in Nigeria. Research and development expenses for the quarter ended September 30, 2002 were $26,662 as compared to $24,254 for the quarter ended September 30, 2001. Net loss for the quarter ended September 30, 2002 was $(245,945) or $(0.01) per share as compared to $(250,094) or $(0.01) per share for the quarter ended September 30, 2001.

For Six Months Ended September 30, 2002

        Net sales for the quarter ended September 30, 2002 were zero as compared to zero for the quarter ended September 30, 2001. Gross profit for the quarter ended September 30, 2002 was zero of net sales as compared to zero for the quarter ended September 30, 2001. Selling, general and administrative expenses increased $187,042 or 60% in the quarter ended September 30, 2002 as compared to the quarter ended September 30, 2001, primarily due to increases in engineering services rendered in Nigeria. Research and development expenses for the quarter ended September 30, 2002 were $50,412 as compared to $51,735 for the quarter ended September 30, 2001. Net loss for the quarter ended September 30, 2002 was $(547,265) or $(0.03) per share as compared to $(357,913) or $(0.02) per share for the quarter ended September 30, 2001.

Liquidity and Capital Resources

      Our ability to generate cash adequate to meet our needs results primarily from sale of preferred and common stock and cash flow from operations. Total working capital decreased by $164,369 to $(314,885) at September 30, 2002 from $(150,516) at March 31, 2002. The current ratio of current assets to current liabilities decreased to 0.7 to 1 as at September 30, 2002 from 0.8 to 1 as at March 31, 2002. Current levels of inventory are adequate to meet sales for the next six months. We believe that our current sources of liquidity will be sufficient to meet our needs until December 2003 due to our private equity line financing, which has been our primary source of financing.

      On July 2, 2001, we concluded a firm commitment of $6 million private equity line from an accredited institutional investor. We are able to draw down, at our discretion, up to a maximum of $250,000 and a minimum of $100,000 per month, during a term of thirty months from July 2, 2001 ending December 31, 2003. We are allowed to make a maximum of 24 draw downs over this period, including a cushion period of 7 days during which no draw down can be made. If we do not draw down in a specific month, our available equity line reduces by $250,000. As of September 30, 2002, we drew down $563,635 against the equity line and issued 986,660 shares of common stock. As of September 30, 2002, there remains a maximum available balance of $3 million under our private equity line.

      Additional financing will be needed to support the future growth plans of the company. The search for financing continues. However, economic factors have greatly decreased the availability and increased cost of financing for our industry and hampered our progress in this area. Therefore, there is no assurance that there will be future financing available at terms that are acceptable to us.

      We have no off-balance sheet arrangements.

ITEM 3. - Controls and Procedures

        Within the 90-day period prior to the filing date of this report, J.C. Chatpar, Cyber Digital's Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of Cyber Digital's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, Mr. Chatpar concluded that Cyber Digital's disclosure controls and procedures are adequate and effective. There have been no significant changes in

Cyber Digital's internal controls or in other factors that could significantly affect these controls subsequent to the date of that evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


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

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

A)    Exhibits

            99.1 Certification of Chief Executive Officer and Chief Financial Officer


B) Reports on Form 8-K

   No reports on Form 8-K were filed by the Registrant for the six months ended September 30, 2002.



                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CYBER DIGITAL, INC.


DATED:  November 14, 2002                 By: /s/ J.C. Chatpar
                                              --------------------------
                                          Chairman of the Board, President
                                          Chief Executive Officer and
                                          Chief Financial Officer

                                CERTIFICATIONS OF
                           CHIEF EXECUTIVE OFFICER AND
                             CHIEF FINANCIAL OFFICER
                                   PURSUANT TO
                SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002


I, J.C. Chatpar, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Cyber Digital, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

   b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


November 14, 2002

/s/  J.C. Chatpar
----------------------------
J.C. Chatpar
Chief Executive Officer and
Chief Financial Officer