Form 10QSB
period 2002-12-31
CYBER DIGITAL INC
filed 2003-02-13
CIK 721295

SECURITIES AND EXCHANGE COMMISSION
                                      Washington, DC 20549

                                        FORM 10-QSB


 X 	QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934

	For the Quarterly Period Ended December 31, 2002

 _  	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
	THE SECURITIES EXCHANGE ACT OF 1934


                        Commission File No.:  0-13992

                              CYBER DIGITAL, INC.
              (Name of small business issuer in its charter)

	           New York           	     11-2644640
	(State or other jurisdiction of	(I.R.S. Employer
	incorporation or organization)	Identification No.)


400 Oser Avenue, Hauppauge, New York             11788
(Address of principal executive offices)	     (Zip Code)

Issuer's telephone number: (631) 231-1200

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter
	 period that the Registrant was required
      to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X  	No

The number of shares of stock outstanding at December 31,  2002:
	  22,014,813  shares of
      Common Stock; par value $.01 per share.

                               CYBER DIGITAL, INC.
                                 BALANCE SHEETS



				        December 31,      March 31,
                        2002                    2002
70:    <s>				<c>	<c>
Current Assets

  Cash and cash equivalents		        $   38,184        $   13,330
  Inventories   			            622,117          622,117
  Prepaid and other current assets                                                          43,842             35,339

          Total Current Assets                                                                   $  704,143       $ 670,786

Property and Equipment, Net

  Equipment                          		       $  337,973        $  337,973
  Furniture and Fixtures      		                                         64,355             64,355
  Leasehold Improvements                  		               4,786             4,786
                                          			       $  407,114        $  407,114
  Accumulated depreciation                     		           387,413           350,227

      Total Property and Equipment     		     $   19,701        $   56,887

Other Assets                           		     $   26,374        $   26,374

                                          			   $  750,218        $  754,047

The accompanying notes are an integral part of these statements

                               CYBER DIGITAL, INC.
                                 BALANCE SHEETS


				        December 31,      March 31,
                                             2002             2002

119:
LIABILITIES AND SHAREHOLDERS'  DEFICIT

Current Liabilities
  Accounts payable, accrued expenses,
   and taxes                            		      $   336,975            $   692,211
  Officer note payable                   		           325,000                 325,000

     Total Current Liabilities	   	     $   661,975            $ 1,017,211

Commitments and Contingencies

Shareholders' Deficit
  Preferred stock - $.05 par value; cumulative,
   convertible and participating; authorized
   10,000,000 shares Series C issued and
   outstanding - 310 shares at December 31,
   2002 and  March 31, 2002                    		                   16                          16
 Common stock - $.01 par value; authorized
  60,000,000 shares; issued and outstanding
  21,788,904 shares at December 31, 2002 and
  20,650,352 at March 31, 2002,respectively   	        217,890                 206,504
 Additional paid-in capital       		   18,720,133           17,733,133
 Accumulated deficit           	                               (18,849,796)         (18,202,817)

                                        			   $     88,243	    $  (231,164)

                                			   $   750,218	    $   754,047




The accompanying notes are an integral part of these statements

                               CYBER DIGITAL, INC.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                             			       Three months ended
                                             			            December 31,

                                   		                        2001      	            2002


Net Sales                 		                       $       -0-    	             $      -0-


Cost of Sales                        		   -0-	                     -0-


  Gross Profit                          	                      $       -0-                                  $      -0-


Operating Expenses

  Selling, general and administrative
   Expenses                           	                    $    79,952                            $   129,083
  Research and development                	                          19,672                                   14,584

Total Operating Expenses             	                   $     99,714	        $   143,667


Profit (Loss) from Operations         	                   $   (99,714)                           $  (143,667)

Other Income, net                           	                                -0- 	                      -0-

Net Income (Loss)		                   $   (99,714)    	        $  (143,667)

Earnings (loss) per common and common equivalent share
  Basic                                		                  $     (0.01)                                $     (0.01)
  Diluted                 		                  $     (0.01)                                $     (0.01)

Weighted average number of common shares
  Outstanding                               21,506,295         20,464,651

The accompanying notes are an integral part of these statements

                               CYBER DIGITAL, INC.
                            STATEMENTS OF OPERATIONS
                                 (Unaudited)



                          		       	               Nine months ended
                        		           	                December 31,

                                  2001

Net Sales           			 $       -0-		$       -0-

Cost of Sales     		                                        -0-  		           -0-

  Gross Profit                       		$       -0-        		$       -0-

Operating Expenses

  Selling, general and administrative
   Expenses                               		$   576,822        		$   428,674
  Research and development                    		        70,174             	       66,319

Total Operating Expenses                  		$   646,996        		$   494,993


Loss from Operations                      		$  (646,996)       		$  (494,993)

Other Income, net                                 		               17		          3,650

Net Loss                                  		$  (646,979)       		$  (491,343)

Net Loss Per Share of Common Stock
  Net Loss-Basic                       		 $        (0.03)       		$     (0.02)
  Net Loss-Diluted                        		 $        (0.03)       		$     (0.02)

Weighted average number of common shares
  Outstanding                             		 21,883,448        	 20,646,651

The accompanying notes are an integral part of these statements

                               CYBER DIGITAL, INC.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                               			 Nine months ended
                                               			   December 31,

291:    				 2002 		2001

Cash Flows from Operating Activities
  Net loss		                                $  (646,979)       	$  (491,343)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
   Depreciation                              		          36,932             	       51,326
   Amortization                                   		               254 	                                          142
  (Increase) decrease in operating assets:
     Accounts receivable                 		                -0-              	            390
     Inventories                                		                -0-   		       54,300
     Prepaid expenses 			          (8,503)  		          3,573
  Increase (decrease) in operating liabilities:
     Accounts payable and accrued expenses	        161,302  		        13,033

  Net Cash Used in Operating Activities		 $  (456,994)     		  $  (368,579)

Cash Flows from Financing Activities
  Issuance of common stock               		$   481,818      		  $   355,856

Net Cash Provided by Financing
 Activities                               		$   481,818       		 $   355,856

Net Increase (Decrease) in Cash and
  Cash Equivalents                       		 $    24,854       		 $   (12,723)

Cash and Cash Equivalents at
 Beginning of Period                          		        13,330             	       80,611

Cash and Cash Equivalents at
 End of Period                          		  $    38,184      		  $  67,888

Supplemental Disclosures of Cash Flow Information
  Cash paid during the period for:
    Income taxes                        		  $       1,352 		      $       -0-

The accompanying notes are an integral part of these statements

                               CYBER DIGITAL, INC.
                         NOTES TO FINANCIAL STATEMENTS



NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted
        accounting principles for interim financial information.
  Accordingly, they do not
 include all of the information and footnotes
        required by generally accepted accounting principles for complete financial statements.
 In the opinion of management, all
        adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
       Operating results for the nine months ended
December 31, 2002 are not necessarily indicative
 of the results that may be
      expected for the year ending March 31, 2003.
  For further information, refer to the
 financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended March 31, 2002.


NOTE 2 - INVENTORIES


Inventory of purchased parts for eventual resale to customers are valued at the lowe of cost or market, as determin
        by the first-in, first-out (FIFO) method and consisted of the following:

                                                                           December 31, 2002                      March 31, 2002
Raw Materials                                                 $   554,915                                      $   554,915
Finished Goods                                                     67,202                                              67,202

                                   $   622,117



PART 1

ITEM 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations
Statements contained in this Report on Form 10-QSB that are not historical facts are forward-looking statements
         within the meaning of Section 21E of the Securities Exchange Act of 1934,
as amended, including without limitation,
         statements regarding industry trends,
 strategic business development, pursuit
 of new markets, competition, results from
        operations, and are subject to the safe
harbor provisions created by that statute.
 A forward-looking statement may contain
        words such as "intends",  "plans",
 "anticipates", "believes", "expect to", or words of similar import. Management cautions that forward-looking statements are
 subject to risks and uncertainties that could cause the Company's actual results to differ materially from those projected.
 These risks and uncertainties include, but are not limited to, marketing success, produc development, production, technological
 difficulties, manufacturing costs, and
 changes in economic conditions in the markets
      the Company serves. The Company undertakes no obligation to release revisions to forward-looking statements to reflect subsequent events, changed circumstances, or the occurrence of unanticipated events.

Forward Looking Statements
	Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations
       constitute "forward looking statements" within the meaning of the Private
Securities Litigation Reform Act of 1995.  Such forwar
        looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or impled by such forward looking statements.
  These forward looking statements were based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward looking statements.
 Important assumptions and other factors that could cause actual results to differ materially from those in the forward looking statements, include, but are not limited to: competition in the Company's existin and potential future product lines of business; the Company's ability to obtain financing on acceptable terms if and when need uncertainty as to the Company's future profitability, uncertainty as to the future profitability of acquired businesses or product lines
      uncertainty as to any future expansion of the company. Other factors and assumptions not identified above were also involved in
      the derivation of these forward looking statements, and the failure of such assumptions to be realized as well as other factors may also cause actual results to differ materiall from those projected. The Company assumes no obligation to update these forwa looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward looking statements.

Overview

	We are a manufacturer, software developer and provider of a vast array of high performance Internet infrastructure systems such as routers, gateways, firewalls and servers for the creation of next-generation digital broadband and virtual private network (VPN) services by Internet service providers. We are also a manufacturer and software developer of a range of advanced
    software driven digital voice switching infrastructure equipment for private and public switched voice network operators worldwide especially for developing countries.
Our mission is to become the leading provider of (i) digital broadband systems in the U.S., an
   (ii) digital voice switches to developing countries. We believe that service providers can offer affordable yet modern voice a broadband Internet services by exclusively using our vast array of voice and Internet systems without buying any equipment from our competitors.

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

	During fiscal year 2002, we developed a
 strong foothold in the Nigerian telecommunications market by having our digital wireless telephone network solution accepted by five states. In addition, we were recently selected, over established companies such as Alcatel and Siemens, to provide Nigeria with a 10,000-line telephone network. Since we offer an affordable telecommunications as well as Internet capability, the Nigerian authorities have selected us as the ideal supplier of telephone and Internet systems. We envisage supplying $42 million of our wireless systems to three states, $26 million of our fiber optic landline systems to the government of Nigeria, and $11.6 million of our wireless systems to 2 Systems Technologies, Ltd., a private telephone operator. Payment terms for sales to states have been revised to installment payments.

Results of Operations

For Three Months Ended December 31, 2002

	         Net sales for the quarter ended December
 31, 2002 were zero as compared to zero for the quarter ended
      December 31, 2001. Gross profit for the quarter ended December 31, 2002 was zero of net sales as compared to zero for the quarter ended December 31, 2001. Selling, general and administrative expenses decreased $49,131 or 38% in the quarter ended December 31, 2002 as compared to the quarter ended December 31, 2001, primarily due to reduced salaries.
    Research and development expenses for the quarter ended December 31, 2002 were $19,672 as compared to $14,584 for the quarter ended December 31, 2001.
 Net profit (loss) for the quarter ended December 31, 2002 was $(99,714) or $(0.01)
    per share as compared to $(143,667) or
 $(0.01) per share for the quarter ended December 31, 2001.

For Nine Months Ended December 31, 2002

	        Net sales for the quarter ended
December 31, 2002 were zero as compared to zero for the quarter ended December 31, 2001. Gross profit for the quarter ended December 31, 2002 was zero of net sales as compared to zero for the quarter ended December 31, 2001.
 Selling, general and administrative expenses increased
 $148,148 or 35%
   in the quarter ended December 31, 2002 as compared to the quarter ended December 31, 2001, primarily due to increases in engineering services rendered in Nigeria in the previous two quarters. Research and development expenses for the
  quarter ended December 31, 2002 were $70,174 as compared to $66,319 for the quarter ended December 31, 2001.
  Net loss for the quarter ended December 31, 2002 was $(646,979) or $(0.03) per share as compared to $(491,343) or
  $(0.02) per share for the quarter ended December 31, 2001.

Liquidity and Capital Resources

        Our ability to generate cash adequate to meet our needs results primarily from sale of preferred and common stock and cash flow from operations. Total working capital increased by $388,593 to $42,168 at December 31, 2002 from $(346,425)
      at March 31, 2002. The current ratio of current assets to current liabilities increased to 1.0 to 1 as at December 31, 2002 from
      0.6 to 1 as at March 31, 2002. Current levels of inventory are adequate to meet sales for the next six months. We believe that our current sources of liquidity will be sufficient to meet our needs until December 2003 due to our private equity line financing, which has been our primary source of financing.

	On July 2, 2001, we concluded a firm commitment of $6 million private equity line from an accredited institutional investor. We are able to draw down, at our discretion, up to a maximum of $250,000 and a minimum of $100,000 per month, during a term of thirty months from July 2, 2001 ending December 31, 2003. We are allowed to make a maximum of 24 draw downs over this period, including a cushion period of 7 days during which no draw down can be made. If we do not draw down in a specific month, our available equity line reduces by $250,000. As of December 31, 2002, we drew down $632,676 against the equity line and issued 1,049,788 shares of common stock.
 As of December 31, 2002, there remains a maximum available balance of $2.25 million under our private equity line.

	On December 10, 2002, in lieu of foregon salaries by all employees in the aggregate amount of $516,658, the Board of Directors approved the issuance of 516,658 incentive stock options to all employees for their dedication and in recognition of them forego one-half of their salary since October 17, 2000.
These options were granted at $.15
      per share which was above 100% of fair market value on the date of the grant.

	In December 2002, we concluded a private placement of 500,000 restricted shares at a price of $0.20 per share of our common stock, par value $.01 per share, to certain accredited investors and received net proceeds of $100,000.
      The accredited investors also received accompanying warrants in the aggregate to purchase 100,000 shares of our common stock at an exercise price of $0.40 per share. These warrants expire on December 20, 2004. These securities were issued without registration in reliance on
Section 4(2) of the Securities
 Act of 1933, as amended.  These securities
     were issued pursuant to Rule 144 promulgated under the Act that require, among other conditions, a one year holding period prior to the resale (in limited amounts) of securities acquired by these accredited investors in a non-public offering without having to satisfy the registration requirements under the Act.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A) Exhibits

99.1   Certification of Chief Executive Officer and Chief Financial Officer


B) Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant for the nine months ended December 31, 2002.



Signatures

Pursuant to the requirements of Section 13 or 15(d) of the
 Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

				CYBER DIGITAL, INC.


DATED:  February 13, 2003		By: /s/ J.C. Chatpar
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

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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


February 13, 2003

/s/  J.C. Chatpar
J.C. Chatpar
Chief Executive Officer and
Chief Financial Officer

											Exhibit 99.1

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                   SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Cyber Digital, Inc.
(the "Company") on Form 10-QSB for the period
        ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"),
         I, J.C. Chatpar, Chief Executive Officer and Chief Financial
Officer of the Company, certify, pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of
 section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ J.C. Chatpar
J.C. Chatpar
Chief Executive Officer and
Chief Financial Officer
February 13, 2003