Form 10KSB/A
period 2003-03-31
CYBER DIGITAL INC
filed 2003-06-26
CIK 721295

3:

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB/A

(Amendment No. 2)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2002

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File No.: 0-13992

CYBER DIGITAL, INC. .

(Name of small business issuer in its charter)
New York .	11-2644640 .
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
70:
400 Oser Avenue, Hauppauge, New York	11788
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (516) 231-1200
Securities registered under Section 12(b) of the Exchange Act:
Title of Classes	Name of Each Exchange on Which Registered

Common Stock, $.01 par value	N/A

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

As of June 28, 2002, Registrant had 20,945,885 shares of Common Stock outstanding ($.01 par value). On that Date, the aggregate market value of the Common Stock held by persons other than those who may be deemed affiliates of Registrant was $10,241,250 (based on the last sale price reported on Nasdaq's over-the-counter market on such date).

Transitional Small Business Disclosure Format (check one):
Yes [ ]	No [X]

EXPLANATORY NOTE

This Amendment No. 2 to Cyber Digital, Inc.s Annual Report on Form 10KSB for the year ended March 31, 2002 is being filed in order to amend the number of shares of common stock issued and outstanding which were overstated by 225,909. These shares were deemed to have been issued for services, that were in fact, not issued and will not be issued. The financial statements as previously filed on Form 10KSB filed on July 16, 2002, as amended by form 10KSB/A filed on August 14, 2002, pages F-1 to F-16, are hereby replaced in their entirety.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 24, 2003

CYBER DIGITAL, INC.

By:_/s/ J.C. Chatpar

J.C. Chatpar

Chairman of the Board, President

and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Title	Date

/s/ J.C. Chatpar J.C. Chatpar	Chairman of the Board, President and Chief Executive Officer (Principal Executive and Financial Officer)	June 24, 2003

/s/ Dale A. Johnson Dale A. Johnson	Controller and Treasurer (Principal Accounting Officer)	June 24, 2003

/s/ Jack P. Dorfman Jack P. Dorfman	Director	June 24, 2003

/s/ Jatinder Wadhwa Jatinder Wadhwa	Director	June 24, 2003

/s/ Terry Jones Terry Jones	Director	June 24, 2003

/s/ Andrew Van Etten Andrew Van Etten	Director	June 24, 2003

CYBER DIGITAL, INC.

FINANCIAL STATEMENTS

TABLE OF CONTENTS
Page No.
Independent Auditors Report	F-1
Financial Statements
Balance Sheets	F-2
Statements of Operations	F-3
Statements of Changes in Shareholders' Equity (Deficit)	F-4
Statements of Cash Flows	F-5
Notes to Financial Statements	F-6 - F-17

A L B R E C H T , V I G G I A N O , Z U R E C K

& C O M P A N Y , P . C .

CERTIFIED PUBLIC ACCOUNTANTS

25 SUFFOLK COURT

HAUPPAUGE, NY 11788

(631) 434-9500

INDEPENDENT AUDITORS REPORT

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

Albrecht, Viggiano, Zureck and Company, P.C.

Hauppauge, New York

June 21, 2002, (except for Note 13, dated August 14, 2002

and Note 14, dated June 24, 2003)

CYBER DIGITAL, INC.
BALANCE SHEETS
March 31, 2002 and 2001

	2002	2001
ASSETS

Current Assets
Cash and cash equivalents	$13,330	$80,611
Accounts receivable, net	-0-	390
Inventories	622,117	663,607
Prepaid and other current assets	35,339	33,084

Total Current Assets	670,786	777,692

Property and Equipment, net	56,887	126,934

Other Assets	26,374	26,374

TOTAL ASSETS	$754,047	$931,000

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable, accrued expenses, and taxes	$692,211	$460,940
Officer note payable	325,000	-0-

Total Current Liabilities	1,017,211	460,940

Commitments and Contingencies

Shareholders' Equity (Deficit)
Preferred stock - $.05 par value; cumulative, convertible and participating; authorized 10,000,000 shares
Series C; issued and outstanding 310 shares at
March 31, 2002 and 2001	16	16
Common stock - $.01 par value; authorized 60,000,000 shares;
issued and outstanding 20,650,352 and 20,197,348
shares at March 31, 2002 and 2001, respectively	206,504	201,974
Additional paid-in-capital	17,733,133	17,528,572
Accumulated deficit	(18,202,817)	(17,260,502)

Total Shareholders' Equity (Deficit)	(263,164)	470,060

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$754,047	$931,000

See accompanying notes to financial statements.

F-2

	CYBER DIGITAL, INC.
	STATEMENTS OF OPERATIONS
	March 31, 2002 and 2001

	2002	2001

Net Sales	$-0-	$37,539

Cost of Sales	-0-	29,126

Gross Profit	-0-	8,413

Operating Expenses
Selling, general and administrative expenses	$835,410	$1,265,844
Research and development	108,432	316,117

Total Operating Expenses	943,842	1,581,961

Loss from Operations	(943,842)	(1,573,548)

Other Income (Expense)
Interest income	93	12,612
Loss on disposal of fixed assets	(2,335)	(1,053)
Other income	4,149	36,830

Total Other Income	1,907	48,389

Loss before Income Taxes	(941,935)	(1,525,159)

Provision for Income Taxes	380	2,655

Net Loss	(942,315)	(1,527,814)

Preferred Stock Dividend	-0-	(35,419)

Income Available to Common Shareholders	$(942,315)	$(1,563,233)

Net Loss Per Share of Common Stock (See Note 7)

Loss from Operations - Basic	$(.05)	$(.08)
Diluted	$(.05)	$(.08)

Net Loss - Basic	$(.05)	$(.08)
Diluted	$(.05)	$(.08)

Weighted average number of common shares outstanding	20,308,448	19,517,679

See accompanying notes to financial statements.

F-3

				CYBER DIGITAL, INC.
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
		Years ended March 31, 2002 and 2001

	Preferred Stock								Shareholders'
	Series C		Series D-1		Common Stock		Paid in	Accumulated	Equity
	Shares Amount		Shares Amount		Shares	Amount	Capital	Deficit	(Deficit)

Balance at March 31, 2000	310	$ 16	851	$ 43	19,199,807	$ 191,998	$ 17,574,905	$ (15,525,669)	$ 2,241,293

Preferred stock Series D-1 stock dividend					7,477	75	11,525	(11,600)	-0-

Conversion of Series D-1 Preferred Stock			(279)	(14)	179,811	1,798	(1,784)	-0-	-0-

Preferred stock Series D-1 cash dividend								(23,819)	(23,819)

Redemption of Series D-1 Preferred Stock			(572)	(29)			(514,771)	(171,600)	(686,400)

Exercise of stock options					75,000	750	74,250		75,000

Issuance of Common Stock					735,253	7,353	384,447		391,800

Net Loss								(1,527,814)	(1,527,814)

Balance at March 31, 2001	310	$ 16	-0-	$ -0-	20,197,348	$ 201,974	$ 17,528,572	$ (17,260,502)	$ 470,060

Issuance of Common Stock					453,004	4,530	204,561		209,091

Net Loss								(942,315)	(942,315)

Balance at March 31, 2002	310	$ 16	-0-	$ -0-	20,650,352	$ 206,504	$ 17,733,133	$ (18,202,817)	$ (263,164)

See accompanying notes to financial statements

F-4

CYBER DIGITAL, INC.
STATEMENTS OF CASH FLOWS
Years ended March 31, 2002 and 2001

	2002	2001

Cash Flows from Operating Activities
Net loss	$(942,315)	$(1,527,814)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	67,713	74,007
Loss on disposal of property and equipment	2,335	1,053
(Increase) decrease in operating assets:
Accounts receivable	390	4,688
Inventories	41,490	(55,653)
Prepaid and other current assets	(2,256)	19,906
Other assets	-0-	(4,624)
Increase (decrease) in operating liabilities:
Accounts payable, accrued expenses and taxes	201,271	177,708

Net Cash Used in Operating Activities	(631,372)	(1,310,729)

Cash Flows from Investing Activities
Purchase of equipment	-0-	(18,042)
Proceeds from sale of equipment	-0-	2,000

Net Cash Used in Investing Activities	-0-	(16,042)

Cash Flows from Financing Activities
Issuance of common stock	239,091	391,800
Exercise of common stock options	-0-	75,000
Redemption of preferred stock	-0-	(686,400)
Preferred stock dividend	-0-	(23,819)
Proceeds from officer loan	325,000	-0-

Net Cash Provided (Used) by Financing Activities	564,091	(243,419)

Net Decrease in Cash and Cash Equivalents	(67,281)	(1,570,190)

Cash and Cash Equivalents at Beginning of Period	80,611	1,650,801

Cash and Cash Equivalents at End of Period	$13,330	$80,611

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Income taxes	$-0-	$742

See accompanying notes to financial statements.

F-5.

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

Operating and Financing Matters

Since inception, the Company has devoted substantial resources to the design and development of the Company's systems and technology. As such, the Company has not achieved revenue growth and has incurred operating losses. At March 31, 2002, the Company had an accumulated deficit of $(18,202,817) and a shareholders' deficit of $(263,164). The decrease in equity from March 31, 2001 to March 31, 2002 is due mainly to a net operating loss during the fiscal year ended March 31, 2002. The Company received advances of $325,000 from its Chief Operating Officer and issued common stock of approximately $210,000 from an equity line of credit (Note 6). The Company historically has generated sufficient cash flow to support its operations mainly from issuances of debt and equity securities. The Company anticipates additional issuances of debt and/or equity. The viability of the Company is dependant upon future revenues and additional issuances of equity.

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

CYBER DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2002 and 2001

Note 1 - Summary of Significant Accounting Policies (continued)

Accounts Receivable

Accounts receivable are presented net of a zero allowance for doubtful accounts at March 31, 2002 and 2001. The allowance is based on prior experience and managements evaluation of the collectibility of accounts receivable. Management believes that the allowance is adequate. However, additions to the allowance may be necessary based on changes in economic conditions.

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

Stock-Based Compensation

The Company accounts for stock options as prescribed by Accounting Principles Board ("APB") Opinion No. 25 and includes pro forma information in the stock-based compensation footnote, as permitted by Financial Accounting Standards Board ("FASB") Statement No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). Accordingly, no compensation cost is recognized for stock options granted in 2002 and 2001 since the option exercise price is not less than the market price of the underlying stock on the date of grant. In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting For Certain Transactions Involving Stock-an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB No. 25 and among other issues clarifies the definition of an employee for purposes of applying APB Opinion No. 25. The Company adopted FIN 44 in the first quarter of 2001 with no material effect on the Companys financial position, results of operations or cash flows.

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

The Company is currently evaluating these statements but does not expect that they will have a material impact on the Companys financial position, results of operations, or cash flows.

Concentration of Credit Risk

The Company places most of temporary cash investments with one financial institutions and may exceed the FDIC limit. The Company has not experienced any losses to date resulting from this policy.

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

Note 2 - Inventories

Inventories consist of the following at March 31:

	2002	2001
Raw materials	$554,915	$605,527
Finished goods	67,202	58,080
	$622,117	$663,607

Note 3 - Property and Equipment

Major classes of property and equipment consist of the following at March 31:

	2002	2001	Useful Lives
Machinery and equipment	$337,973	$339,115	5 years
Furniture and fixtures	64,355	66,682	7 years
Leasehold improvements	4,786	4,786	Lease term
	407,114	410,583
Less: Accumulated depreciation	350,227	283,649
	$56,887	$126,934

CYBER DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2002 and 2001

Note 4 - Other Assets

Other assets consist of various security deposits.

Note 5 Officer Loan Payable

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

Note 6 Line of Credit

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

	2002	2001
Net Loss	$(942,315)	$(1,527,814)
Dividends paid on Preferred Stock	-0-	(35,419)
Income Available to Common Shareholders	$(942,315)	$(1,563,233)
Weighted Average Common Shares Outstanding	20,308,448	19,517,679
Basic EPS	$(.05)	$(.08)
Diluted EPS	$(.05)	$(.08)

Diluted earnings per share does not include any stock warrants, options, or convertible preferred stock as the inclusion of these items would be antidilutive to earnings per share.

Note 8 - Stock Option Plans

The Companys Board of Directors adopted, on November 7, 1997, the 1997 Stock Incentive Plan (the "1997 Plan"). The 1997 plan is a successor to the 1993 plan, which has been terminated. Under the terms of the 1997 Plan, 850,999 shares were reserved for issuance to officers, directors, other employees and consultants meeting certain qualifications. During March 2001, the 1997 plan was amended to increase the number of shares reserved for issuance from 850,999 to 2,850,999. Under the 1997 Plan, incentive stock options are granted at 100% of fair market value on the date of grant. The right to exercise the options accrues equally on each of the first, second, third and fourth anniversaries of the date of grant. Options granted under the plan expire on the day before the tenth anniversary of the plan.

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

In addition to these plans, the Company has issued non-qualified stock options and warrants upon the approval by the Board of Directors. Such options and warrants are granted at 100% of fair market value on the date of the grant. Information with respect to non-qualified stock options and warrants are summarized as follows:

	Price	Shares
Outstanding, April 1, 2001	$.75 to $10.00	3,833,872
Granted	$.40 to $.50	6,020,000
Canceled	$2.50 to $6.35	(894,013)
Outstanding, March 31, 2002		8,959,859

CYBER DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2002 and 2001

Note 8 - Stock Option Plans (continued)

A summary of options and warrants as of March 31, 2002 follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at 3/31/02	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable as of 3/31/02	Weighted Average Exercise Price
$.40 to $1.50	$ 6,307,971	5.53	$ .57	$ 1,257,651	$ .84
$2.43 to $3.00	1,255,000	6.58	2.69	1,005,000	2.68
$4.00 to $5.15	770,000	3.39	4.44	129,375	4.42
$5.70 to $6.00	601,888	1.63	5.88	404,575	5.89
$6.35 to $10.00	25,000.17		10.00	25,000	10.00
	$ 8,959,859	5.23	$ 1.58	$ 2,861,601	$ 2.47

In October 1995, the Financial Accounting Standards Board issued Statement No. 123 "Accounting for Stock-Based Compensation" ("FASB 123"), which is effective for the Companys year beginning April 1, 1996. As permitted under FASB 123, the Company has elected not to adopt the fair value based method of accounting for its stock-based compensation plans, but will continue to account for such compensation under the provisions of Accounting Principles Board Opinion No. 25. Pro forma information regarding net income and earnings per share is required by FASB 123, and has been determined as if the Company had accounted for its stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model.

The following assumptions were employed to estimate the fair value of stock options granted:

	Fiscal Years Ended March 31,
	2002	2001
Expected dividend yield	0.00%	0.00%
Expected price volatilities	23.00%	91.00%
Risk-free interest rate	5.41%	4.40%
Expected life (years)	9.50	9.10

For pro forma purposes, the estimated fair value of the Companys stock options is amortized over the options vesting period. The Company pro forma information follows:

 3450:
	2002	2001
Weighted average fair value of
Options granted	$0.10	$0.10
Net Loss
As reported	$(942,315)	$(1,527,814)
Pro Forma	(1,081,560)	(1,679,765)
Net Loss Per Share
As reported
Basic	$(.05)	$(.08)
Diluted	$(.05)	$(.08)
Pro Forma
Basic	$(.05)	$(.09)
Diluted	$(.05)	$(.09)

CYBER DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2002 and 2001

Note 9 Convertible, Cumulative and Participating Preferred Stock

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

  If the notice of conversion is given after ninety (90) days of the issuance of the preferred shares, the conversion price will be the lesser of the fixed conversion price of $6.00 per restricted common share or eighty-five percent (85%) of the average closing price of the Companys common stock for the five trading days prior to the conversion date, but not less than 50% of the fixed conversion price.

The Company has a right to redeem the Series C preferred stock at a price of 120% of the original Series C issue price, plus all unpaid dividends at the date of redemption. However, the holder has the right to block the redemption by delivering a notice of conversion to the Company within seven (7) trading days of the stockholders receipt of a notice of general redemption.

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

CYBER DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2002 and 2001

Note 9 Convertible, Cumulative and Participating Preferred Stock (continued)

During the fiscal years ended March 31, 2002 and 2001, pursuant to an optional conversion of Series D-1 preferred stock, zero shares and 279 shares, respectively, were converted into zero and 179,811 shares, respectively, of common stock.

During the fiscal years ended March 31, 2002 and 2001, the Company paid stock dividends in the amount of $0 and $11,600 to the Series D-1 preferred stockholders who converted their Series D-1 preferred stock. This dividend was paid through the issuance of zero and 7,477, respectively, shares of the Companys common stock. During the fiscal year ended March 31, 2001, pursuant to an optional redemption feature of Series D-1 preferred stock, the Company redeemed 572 shares of its Series D-1 preferred stock. The Company paid a cash dividend of $23,819 on these 572 shares.

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

Under this employment agreement, the Company is obligated to pay the Chairman $150,000 for the period ending August 3, 1998 with an annual increase of 10% for each subsequent year under the terms of employment. The Company also agrees that its Board of Directors may raise the Chairmans salary as soon as the financial resources of the Company and other business conditions permit. In such event, the Chairmans salary shall be comparable to that of chief executive officers of other technology driven publicly held companies.

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

2. If the agreement terminates due to the death of the Chairman, the agreement shall terminate immediately, except that the Chairmans wife, if any, or otherwise his estate, shall receive the Chairmans salary until the termination date, payments in the amount of the Chairmans base salary for a period of six months from the date of termination and the aforementioned royalty.

3. If the agreement terminates due to cause. Cause is defined as willful misconduct by the executive or the conviction of a felony, the Chairman shall receive his regular salary until the end of the month in which such termination occurs. The Chairman must be notified at least ten days prior of his termination.

4. If the agreement terminates due to a change in control or without cause, the Chairman shall receive his salary until the end of the month in which he is terminated in an amount equal to three years base salary plus three times the prior year bonus, the aforementioned royalties and all of the Chairmans outstanding options will be deemed immediately vested and exercisable for a period of one year from the effective date of termination.

Operating Leases

The Company leases space under a noncancelable operating lease in Hauppague, New York. This lease is for a five year period and expires on March 31, 2004. This location is the Companys executive offices and operations. Rent expense was $69,600 and 59,125 for the years ended March 31, 2002 and 2001, respectively.

Effective December 1, 1999, the Company commenced a noncancelable operating lease that expires on November 30, 2004 with respect to the Companys offices in Woburn, Massachusetts. Rent expense was $14,304 and $11,648 for the years ended March 31, 2002 and 2001, respectively.

Effective December 31, 1999, the Company commenced a noncancelable license agreement that expires on November 30, 2004 to install its telecommunications equipment in buildings in Woburn, Massachusetts. The monthly license fee of $2,600 is subject to various discounts if the Company meets certain criteria. The expense for the license agreement was zero and $31,227 for the years ended March 31, 2002 and 2001, respectively.

The Company also has noncancelable operating leases for vehicles. The monthly rental on the vehicles is $803. The amount charged to expense was $9,672 and $9,912 for the years ended March 31, 2002 and 2001, respectively.

Future minimum rentals are as follows:

For years ending March 31, 2003	$ 85,046
2004	85,703
2005	12,151
$ 182,900

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

Although, as of the issuance date, no legal action has commenced against the Company or its directors by Uniworld Communications Co., ("UCC"), a New York company, they have threatened the Company and its directors for a possible litigation arising due to the contention that the Company refused to remove restrictive legend on 500,000 shares of common stock of the Company held by UCC. The Company had issued 500,000 restricted shares to UCC pursuant to a stock option agreement. The Company believes that UCCs threatened claims, if any, are without merit and the Company will vigorously defend its position.

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

Note 13 Previously Issued Audit Report

The original audit report dated June 21, 2002, contained a scope restriction due to the fact that our auditors were unable to perform certain audit procedures related to the valuation of inventory. Subsequent to the original issue of the report, the Company was able to supply audit documentation which enabled the auditors to satisfy themselves as to the valuation of inventory. Total assets, liabilities, shareholders deficit and net loss at, and for the year ended March 31, 2002 remain unchanged from the originally issued report.

CYBER DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2002 and 2001

Note 14 Previously Issued Audit Report

The original audit report dated June 21, 2002, and the amended audit report dated August 14, 2002, contained an overstatement of equity and an understatement of liabilities. The Company deemed to issue shares for services but the shares were, in fact, not issued and will not be issued. Total assets, liabilities, shareholders deficit and net loss at, and for the year ended March 31, 2002, have been restated to reflect this change.