Form 10KSB
period 2003-03-31
CYBER DIGITAL INC
filed 2003-06-30
CIK 721295

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2003

[_]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____.

Commission File No.: 0-13992

CYBER DIGITAL, INC. .

(Name of small business issuer in its charter)

New York .	11-2644640 .
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
>
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

Yes [X]	No [_]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this Form 10-KSB, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

Issuer's revenues for its most recent fiscal year: $0

As of June 26, 2003, Registrant had 22,305,498 shares of Common Stock outstanding ($.01 par value). On that Date, the aggregate market value of the Common Stock held by persons other than those who may be deemed affiliates of Registrant was $3,737,700 (based on the last sale price reported on over-the-counter market electronic bulletin board on such date).

Transitional Small Business Disclosure Format (check one):

Yes [_]	No [X]

PART 1

We have provided a glossary of terms for your convenience beginning on page 12.

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

Unlike our competitors systems, our systems are neither labor nor capital intensive but are software intensive. This capability, in contrast to that of our competitor's, makes our systems more affordable for both voice and Internet network operators worldwide. Our digital voice switching and Internet Protocol (IP) infrastructure systems are based on our proprietary operating system software, which provides high performance, reliability and functionality.

Our vast array of both digital voice and Internet infrastructure systems address every facet of building affordable yet modern telecommunication and digital broadband networks. Our voice and Internet switching systems can use fiber optic or digital wireless transmission, which enable developing countries such as Nigeria to easily and rapidly deploy telecommunications services to consumers within months rather than years. We believe that we are one of a very few, if not the only, company in the world with proprietary technology of distributed digital switching. Our systems are ideally suited for the U.S., in the aftermath of the recent telecommunication meltdown, as well as developing countries such as Nigeria. During fiscal year 2003, we continued to develop a stronger foothold in the Nigerian telecommunication market by having our digital wireless telephone network solution accepted by five states. Since we offer an affordable telecommunications as well as Internet capability, the Nigerian authorities have selected us as the ideal supplier of telephone and Internet systems.

In the aftermath of the telecommunication meltdown in the U.S., which essentially occurred due to the failure of the Telecommunication Act of 1996 and lack of local-loop voice and digital broadband networks in place, we believe that we are poised to be the leading supplier of local-loop voice and digital broadband systems. In addition, Federal Communications Commission's (FCC) new ruling on phone policy announced February 20, 2003, requires that local switching for business customers will no longer be unbundled; thereby access to Bell switches for voice and data by Bell's competitors is eliminated. This ruling forces the Bell's competitors to build their own local switching facilities, presumably using our affordable digital voice switches and broadband systems which are ideal for business segment market. There is abundant capacity of optically enabled IP backbone networks between all major cities in the U.S., but as yet businesses or consumers do not have adequate access to that capacity. Our vast array of digital voice switches and high-performance distribution routers are specifically designed to allow Bell's competitors to meet the requirements of local-loop voice and digital broadband networks. We believe that we will establish a strong market position with early adopters of this technology and will build on this position as the market reestablishes itself.

In October 2002, we targeted the burgeoning Homeland Security market with our digital broadband systems. Our VPN solution creates secure high-speed data networks between remote locations to facilitate information sharing between government departments. We plan to market our secure VPN solution to U.S. Federal government agencies as an aid in the war against terrorism.

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

The following table shows projected five-year communication infrastructure spending for selected countries, according to Pyramid Research:

Projected Communication Infrastructure Investment by 2005
Country	Number Lines Built (000s)	Cumulative Investment (US$Millions)

China	91,042	172,077
India	41,387	44,366
Brazil	15,881	34,009
Nigeria	5,000	7,000

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

the inherent limitations of modems as a connection to data networks;

the need for large companies to create enterprise-wide networks to improve the productivity of their branch-office workers;

the need for small and medium sized businesses to have an integrated gateway solution for their networking requirements;

emergence of Internet Protocol (IP) frame-relay or private-line packet switched "broadband" technology;

the need for "firewall" or data security by businesses; and

the failure of the 1996 Telecommunications Act, as amended, and FCC's new phone policy.

Growing Demand for High-Speed Access to the Internet and Virtual Private Networks

Currently, business spending for connecting remote workers, branch offices and corporate headquarters to each other and to customers, suppliers and partners either through the Internet or VPN is large and growing. IDC estimates that the investment in U.S. market for network service provision by digital "broadband" means will grow from $17 billion in 1999 to $32 billion by 2003. Much of that growth is expected to result from increased demand for e-mail, web hosting services, e-commerce, B2B e-services, software application services, IT and Web-site operations, real-time video services and applications.

Limitations of Dial-up, ISDN and DSL

The vast majority of Internet users access data networks through slow dial-up modems, an integrated services digital network (ISDN) line or a digital subscriber line (DSL) line offering typically 56 Kbps, 128Kbps and 640 Kbps respectively. DSL technology is very sensitive to the quality of the voice grade existing lines. Therefore, DSL service is severely limited by the length of wire from the central office of an Incumbent Local Exchange Carrier (ILEC) to a subscriber location. This is generally less than 12,000 feet, which represents less than 10% of the total market. This shortcoming is created by the Incumbent Local Exchange Carriers (ILEC) existing voice grade lines and is incurable. A local loop digital broadband solution using CIAN distribution router provides 1.5Mbps (T1) to 45Mbps (T3) service without any distance limitations and does not use ILEC voice lines.

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

Businesses Need "Firewall" or Data Security

Security of data transmission over the Internet is of paramount importance to businesses and is referred to in the industry as "firewall". This firewall must exist at the customers premises. Our CFW and CBIG provides the "Ultimate Firewall" by IP packet filtering, IP masquerading, IP tunneling and IP encryption security (IPSec). This firewall capability makes an enterprise-wide VPN a reality. International Data Corporation (IDC) estimates that the worldwide sales of hardware-based VPN and firewall equipment, such as our CFW and CVPN, will grow from $0.9 billion in 2000 to $4 billion in 2005.

Failure of 1996 Telecommunications Act and FCC's new phone policy

The 1996 Telecommunications Act, as amended, allows competitive carriers to leverage limited parts of the existing Incumbent Local Exchange Carrier (ILEC) infrastructure, as opposed to building a competing similar infrastructure. The 1996 Telecommunications Act requires all ILECs to allow competitive carriers to co-locate their access (DSL) equipment only (no digital switches, packet switches or broadband routers) along with ILECs equipment in ILECs central offices, which enables competitive carriers to access end users through existing telephone line connections. ILECs existing telephone line infrastructure is a "narrowband" network, however, and suitable for analog voice transmission or DSL service limited to 12,000 feet. The infrastructure limitation of (a) low bandwidth and (b) lack of integrated packet switching imposed by the current ILECs network does not make economic or technical justification for IP backbone service providers to enter the Internet market using ILECs network. The result is the telecommunications meltdown in the U.S., when most DSL service providers filed bankruptcy due to poor grade of service from ILECs and the "narrowband" nature of the network. While the companies that supplied equipment to them - including Cisco Systems, Nortel Networks, and Lucent Technologies - have suffered a significant drop in their business. In addition, business and residential users of the Internet now only have very expensive alternative to narrowband access. It is now clear to most IP backbone providers who have built an over capacity of optically enabled IP network between major cities that in order to enter the lucrative Internet market they must build their own local-loop digital broadband networks to reach out businesses and consumers. We believe our CIAN distribution routers are specifically designed to allow Internet service providers to build local-loop digital broadband networks including in multiple tenant unit buildings. According to a report by Cahners In-Stat Group, the sales of broadband equipment and services, such as our CIAN, tailored to the multiple tenant unit buildings alone will reach $4.8 billion by 2004, up from $0.37 billion in 2000 in the United States. In addition, Federal Communications Commission's (FCC) new ruling on phone policy announced February 20, 2003, requires that local switching for business customers will no longer be unbundled; thereby access to Bell switches for voice and data by Bell's competitors is eliminated. This ruling forces the Bell's competitors to build their own local switching facilities, presumably using our affordable digital voice switches and broadband systems which are ideal for business segment market.

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

Cyber Tandem Exchange (CTSX), a regional exchange connecting to various local exchanges.

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

Customer, Sales and Marketing

Internet Systems

Under the AT&T Alliance program, we provided Internet services to many medium and small businesses in Boston area for a period of one-year ending February 2001, when our agreement with AT&T terminated. During this period we successfully tested all our Internet systems, including CBIG, CIAN, CFW and CWEB, for both local-loop digital broadband and VPN applications. Our Internet systems provided network availability in excess of 99.999% when we provided Internet services in alliance with AT&T. We believe that our systems are ideally suited for the next-generation of local-loop digital broadband networks requiring increased reliability, performance, scalability, interoperability and flexibility. Our strategy is to market our Internet systems to Internet service providers who are willing to build the next-generation local-loop digital broadband networks in the aftermath of the telecommunications meltdown in the U.S. (See "Business - Industry Background - Failure of the 1996 Telecommunications Act, and FCC's new phone policy.")

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

During the fiscal year 2003, we continued to develop a stronger foothold in the Nigerian telecommunication market by having our digital wireless telephone network solution accepted by five states. In addition, we were recently selected, over established companies such as Alcatel and Siemens, to provide Nigeria with a 10,000-line telephone network. Since we offer an affordable telecommunications as well as Internet capability, the Nigerian authorities have selected us as the ideal supplier of telephone and Internet systems. We envisage supplying $42 million of our wireless systems to three states, $26 million of our fiber optic landline systems to the government of Nigeria, and $11.6 million of our wireless systems to 2 Systems Technologies, Ltd., a private telephone operator.

Due to FCC's new phone policy announced February 20, 2003, our strategy is to market our digital voice switches to telecommunications service providers in the U.S. who are intending to build their critical 'last mile' local-loop networks. (See "Business - Industry Background - Failure of the 1996 Telecommunications Act, and FCC's new phone policy.").

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

Research and Development

Since the inception we have devoted substantial resources to the design and development of our systems. For the fiscal years ended March 31, 2003 and 2002, we expended approximately $132,778 and $108,432, respectively, on research and development. During the year ended March 31, 2002, most research and development expenditures were attributable to enhancements to our CDCO and CTSX for the Nigerian market, and to the creation of secure VPN for homeland security market. Although our systems are fully developed such as our CBIG, CIAN, CFW, CDCO, CTSX, CRX and CSX, we are continually seeking to refine and enhance our systems, including enhancements to comply with emerging regulatory or industry standards or the requirements of a particular customer or country.

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

Employees

As of the date hereof, we have four full and two part time employees, of which two were engaged in marketing and sales activities, two were engaged in research and development, and two were in administration. None of our employees is represented by a labor union. We consider our employee relations satisfactory.

GLOSSARY OF TERMS
Analog	Analog transmission employs continuously variable signal.

Backbone

An element of the network infrastructure that provides high-speed, high capacity connections among the networks physical points of presence. The backbone is used to transport end user traffic across the metropolitan areas and across the United States.

Bandwidth	Refers to the maximum amount of data that can be transferred through a communication channel in a given time. It is usually measured in bits per second for digital communications.

Broadband	Broadband systems transmit data at high speed using high bandwidth capacity communication channel.

Central Office	Incumbent carrier facility where subscriber lines are connected to ILEC switching equipment.

Collocation	A location where a competitive carrier network interconnects with the network of an incumbent carriers central office.

Competitive Local Exchange Carrier (CLEC)	Category of telephone service provider that offers local exchange services in competition with those of the incumbent carrier.

Copper Line or Loop	A pair of traditional copper telephone lines using electric current to carry signals.

Digital	Digital transmission and switching technologies employ a sequence of binary digits to convey information.

DSL	Digital Subscriber Line. An analog transmission technology where binary digits are sent over analog transmission lines or local copper loop.

E-Commerce	Electronic Commerce. An internet service that supports electronic transactions between customers and vendors to purchase goods and services.

Firewall	A computer device that separates a local area network from the internet and prevents unauthorized access to the local area network through the use of electronic security mechanisms.

Frame Relay	A form of packet switching with variable length frames that may be used with a variety of communication protocols.

Incumbent Local Exchange Carrier (ILEC)	A company providing local exchange services, such as the Bells..

Internet	An array of interconnected networks using a common set of protocols defining the information coding and processing requirements that can communicate across hardware platforms and over many links.

Internet Protocol

A standard network protocol that allows computers with different architectures and operating system software to communicate with other computers on the internet. Advanced packet systems employ the Internet Protocol (IP) standard.

ISDN	Integrated Services Digital Network. A transmission method that provides circuit-switched access to the public network at speeds of 64 or 128 Kbps for voice or data transmission.

Internet Service Provider	A company that provides direct access to the internet.

Kbps.	Kilobits per second. 1,000 bits per second.

Mbps	Megabits per second. 1,000,000 bits per second.

Modem	An abbreviation of Modulator-Demodulator. An electronic signal-conversion device used to convert digital signals from a computer to analog form for transmission over the telephone network.

Packets	Information represented as bytes grouped together through a communication node with a common destination address and other attribute information.

Private Line	A form of packet switching with fixed length bytes that may be used with a variety of communication protocols.

Router	A device that accepts the Internet Protocol from a local area network and switches/routes Internet Protocol packets across a network backbone.

T-1	This is a Bell System term for a digital transmission link with a capacity of 1.544 Mbps.

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

ITEM 3 - Legal Proceedings

Although, as of the date hereof, no legal action has commenced against our company by our former legal counsel, Mr. Rajan K. Pillai and Uniworld Communications Co., ("UCC"), a New York company, in which Mr. Pillai is the principal, Mr. Pillai has threatened our company for a possible litigation arising due to the contention that our company refused to remove restrictive legend on 500,000 shares of our common stock held by UCC. Our company had issued 500,000 restricted shares to UCC pursuant to a stock option agreement for the purposes of UCC to deliver "Cyber India Project". On March 23, 2000, Mr. Pillai notified our company officially, for the first time, that he or UCC did not intend to deliver "Cyber India Project". Mr. Pillai was also our companys Managing Director (Asia) from June 1997 until his resignation on March 9, 2000. Our company believes that Mr. Pillais or UCCs threatened claims, if any, are without merit and our company will vigorously defend its position, if and when required.

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
	Price Per Share .
	High	Low
Fiscal Year Ended March 31, 2003
First Quarter	$1.11	$0.55
Second Quarter	0.64	0.33
Third Quarter	0.43	0.09
Fourth Quarter	0.51	0.10

Fiscal Year Ended March 31, 2002
First Quarter	$2.00	$0.35
Second Quarter	1.01	0.46
Third Quarter	0.90	0.36
Fourth Quarter	1.15	0.41

On March 31, 2003, the closing trade price of our common stock as reported on the Bulletin Board was $0.30 per share. On that date, there were approximately 500 stockholders of record of our common stock. We believe that on March 31, 2003, there were more than 2,400 beneficial holders of our common stock.

To date, we have not paid any dividends on our common stock and we do not expect to declare or pay any dividends in the foreseeable future. We intend to retain all earnings for use in our business operations.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

When used in this report, press releases and elsewhere by the management of our company from time to time, the words "believes", "anticipates", and "expects" and similar expressions are intended to identify forward-looking statements that involve risks and uncertainties. Additionally, certain statements contained in this discussion may be deemed forward-looking statements that involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially or adversely are the following: the ability of our company to meet its working capital and liquidity needs, the status of relations between our company, its primary customers and distributors, the availability of long-term credit, unanticipated changes in the U.S. and international economies, business conditions and growth in the international and the U.S. telecommunications industry, level of growth in both voice and internet systems sales generally, the timely development and acceptance of new products, the impact of competitive products and pricing, changes in the cost of component materials, changes in product mix, the outcome of litigation in which our company is involved, along with product delays and other risks detailed from time to time in our companys SEC reports, including but not limited to this Annual Report on Form 10-KSB for the year ended March 31, 2003. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. Our company undertakes no obligation to publicly release the results of any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Under the AT&T Alliance program, we provided Internet services to many medium and small businesses in the Boston area for a period of one-year ending February 2001, when our agreement with AT&T terminated. During this period we successfully tested all our Internet systems, including CBIG, CIAN, CFW and CWEB, for both local-loop digital broadband and VPN applications. Our Internet systems provided network availability in excess of 99.999% when we provided Internet services in alliance with AT&T. We believe that our systems are ideally suited for the next-generation of local-loop digital broadband networks requiring increased reliability, performance, scalability, interoperability, and flexibility. Our strategy is to market our Internet systems to Internet service providers who are willing to build the next-generation local-loop digital broadband networks in the aftermath of the recent telecommunications meltdown in the U.S. (See "Business Industry Background Failure of 1996 Telecommunications Act, and FCC's new phone policy.")

In the aftermath of that telecommunications meltdown, and the subsequent new phone ruling by FCC on February 20, 2003, we believe that we are poised to be the leading supplier of local-loop voice and digital broadband systems for critical 'last mile' applications. There is abundant capacity of optically-enabled IP backbone network between all major cities in the United States, but as yet businesses or consumers do not have adequate access to that capacity. Our distributed CDCO and CTSX voice switches, and CIAN high-performance distribution routers are specifically designed to allow competitive service providers to meet the requirements of local-loop digital voice and broadband networks including in multiple tenant unit buildings. According to a report by Cahners In-Stat Group, the sales of broadband equipment and services, such as our CIAN, tailored to the multiple tenant unit buildings alone will reach $4.8 billion by 2004, up from $0.37 billion in 2000 in the United States. We believe that we will establish a strong market position with early adopters of this technology and will build on this position as the market reestablishes itself, however, there can be no assurance that we will be successful in this market.

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

During fiscal year 2003, we continued to develop a stronger foothold in the Nigerian telecommunications market by having our digital wireless telephone network solution accepted by five states. In addition, we were recently selected, over established companies such as Alcatel and Siemens, to provide Nigeria with a 10,000-line telephone network. Since we offer an affordable telecommunications as well as Internet capability, the Nigerian authorities have selected us as the ideal supplier of telephone and Internet systems. We envisage supplying $42 million of our wireless systems to three states, $26 million of our fiber optic landline systems to the government of Nigeria, and $11.6 million of our wireless systems to 2 Systems Technologies, Ltd., a private telephone operator. Generally, payment terms for these sales consist of some cash-in-advance and the remaining balance paid through an irrevocable confirmed letters of credit. However, there can be no assurance that we will be successful in supplying any of our systems to the Nigerian Telecommunications market.

Results of Operations

Year Ended March 31, 2003, Compared to Year Ended March 31, 2002

Net sales

Net sales for the year ended March 31, 2003 (referred to as "fiscal year 2003"), were $0 from $0 for the year ended March 31, 2002 (referred to as "fiscal year 2002"). Zero sales were due to our strategic shift to enter the Nigerian telecommunications market. Since no payments have been made against the initial engineering services rendered no sales have been recorded.

Gross margin

We include in our cost of goods and services sold the materials and labor used, subcontractor costs and overhead incurred in the manufacture of our systems. Gross margins unchanged from 0% to 0% of net sales from fiscal year 2002 to fiscal year 2003. Zero gross margins were primarily attributable to no sales recorded from the Nigerian market.

Selling, general and administrative

Selling, general and administrative expenses decreased from $835,410 in fiscal year 2002 to $561,590 in fiscal year 2003, representing a decrease of $273,820. These expenses in fiscal year 2002 and fiscal year 2003 were principally due to the result of initial engineering and selling expenses incurred in Nigeria, respectively.

Research and development

Research and development expenses increased from $108,432 in fiscal year 2002 to $132,778 in fiscal year 2003, representing an increase of $24,346 or approximately 22%. These expenses were primarily due to certain enhancements made to our CDCO and CTSX systems for the Nigerian market. All development costs are expensed in the period incurred.

Income (loss) from operations

Loss from operations in fiscal year 2003 was $(694,398) or $(.04) per share as compared with a loss of $(943,842) or $(.05) per share in fiscal year 2002.

Net income (loss) available to Common Stockholders

As a result of the foregoing, the net loss in fiscal year 2003 was $(758,848) or $(.04) per share as compared to a net loss of $(942,315) or $(.05) per share in fiscal year 2002.

Liquidity and Capital Resources

Our ability to generate cash adequate to meet our needs results primarily from sale of preferred and common stock and cash flow from operations. Total working capital increased by $322,811 to $(23,614) at March 31, 2003 from $(346,425) at March 31, 2002. The current ratio of current assets to current liabilities increased to 1.0 to 1 as at March 31, 2003 from 0.7 to 1 as at March 31, 2002. Current levels of inventory are adequate to meet sales for the next six months. We believe that our current sources of liquidity will be sufficient to meet our needs for many years because of our entry into the Nigerian telecommunications market. In addition, as of March 31, 2003, there remains a maximum available balance of $2 million under our private equity line agreement with an accredited institutional investor. We believe that we will be able to obtain additional funds beyond those available under the equity line agreement, if required for future needs. We have no off-balance sheet arrangements.

We used $0 and $0 during fiscal year 2003 and fiscal year 2002, respectively, for investing activities. The cash used for investing activities relates primarily to purchases of equipment in fiscal year 2003 and fiscal year 2002.

Net cash provided (used) in financing activities was $539,039 and $564,091 for fiscal year 2003 and fiscal year 2002, respectively.

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

On July 12, 1999, we concluded a private placement of 310 shares of its Series C preferred stock, par value $.05 per share, and accompanying warrants to accredited investors and received net proceeds of approximately $310,000. In connection with this placement, we issued warrants to accredited investors to purchase an aggregate of 12,710 shares of our common stock, par value $.01 per share, at an exercise price of $6.00 per share. The Series C preferred stock was issued without registration in reliance on Section 4(2) of the Securities Act of 1933, as amended. As of July 11, 2002, all 12,710 warrants expired at an exercise price of $6.00 per share.

On October 5, 1999, we concluded a private placement of 3,000 shares of our Series D1 preferred stock, par value $.05 per share, and accompanying warrants to an accredited institutional investor and received net proceeds of approximately $2.7 million. In connection with this placement, we issued warrants to the accredited institutional investor to purchase an aggregate of 190,678 shares of our common stock, par value $.01 per share, at an exercise price of $5.70 per share for an aggregate amount of $1,086,865. In connection with this transaction, the Zanett Securities Corporation, financial advisor to our company, has been issued a warrant to purchase 45,000 shares of our common stock, par value $.01 per share, at an exercise price of $5.70 per share. The Series D1 preferred stock was issued without registration in reliance on Section 4(2) of the Securities Act of 1933, as amended. All of the Series D1 preferred stock has been converted or redeemed and there are no such shares outstanding. On October 4, 2002, all accompanying warrants in the aggregate amount of 235,678 expired in connection with the offering of Series D1 preferred stock at an exercise price of $5.70 per share.

In March 2001, we concluded a private placement of 645,253 restricted shares of our common stock, par value $.01 per share, to certain accredited investors and received net proceeds of $300,000. These securities were issued without registration in reliance on Section 4(2) of the Securities Act of 1933, as amended.

On July 2, 2001, we concluded a firm commitment of $6 million private equity line from an accredited institutional investor. We are able to draw down, at our discretion, up to a maximum of $250,000 and a minimum of $100,000 per month, during a term of thirty months from July 2, 2001. We are allowed to make a maximum of 24 draw downs over this period, including a cushion period of 7 days during which no draw down can be made. If we do not draw down in a specific month, our available equity line reduces by $250,000. During the years ended March 31, 2003 and 2002, we drew down $413,000 and $209,000 against the equity line and issued 842,934 and 453,004 shares of common stock, respectively. As of March 31, 2003, there remains a maximum available balance of $2 million under this private equity line. In consideration for the accredited institutional investors commitment to purchase shares of our common stock under our equity-line agreement with them, we have issued to the institutional investor a warrant to purchase 250,000 of our shares of our common stock at $4.10 per share and a warrant to purchase 125,000 of our shares of our common stock at $5.15 per share. We have also issued to Ladenburg Thalmann & Co. Inc., in consideration for their having introduced us to the institutional investor, a warrant to purchase 250,000 of our shares of our common stock at $4.10 per share and a warrant to purchase 125,000 of our shares of our common stock at $5.15 per share. All four warrants expire on July 1, 2005.

On March 12, 2002, we borrowed $325,000 from J.C. Chatpar, president of our company, under a promissory note with one-year maturity date and applicable interest rate of ten percent per annum. The promissory note and all amounts due thereunder are secured by all assets of our company. We may prepay the principal amount, in whole or in part, at any time, without premium or penalty.

On December 10, 2002, in lieu of foregone salaries by all employees in the aggregate amount of $516,658, the Board of Directors approved the issuance of 516,658 incentive stock options to all employees for their dedication and in recognition of them forego one-half of their salary since October 17, 2000. These options were granted at $.15 per share which was above 100% of fair market value on the date of the grant.

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

Based on amounts received in the Series A, Series B, Series C, Series D1 preferred stock and private equity line financings, together with the expected exercise of options and warrants and expected cash flow from operations, we believe that our sources of capital will be adequate to satisfy anticipated capital needs until March 31, 2004.

Impact of Inflation

Inflation has historically not had a material effect on our operations.

ITEM 7 - Financial Statements

The Financial Statements of the Company are filed as part of this Form 10-KSB.

ITEM 8 - Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

PART III

ITEM 9 - Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The directors, executive officers and key employees of our company are:
Name	Age	Office

Jawahar C. Chatpar	55	Chairman of the Board, President, and Chief Executive Officer

Jack P. Dorfman	65	Director

Jatinder V. Wadhwa	68	Director

Terry L. Jones	55	Director

Andrew Van Etten	41	Director

Larry S. Shluger	64	Vice President of Operations and Secretary

Dale A. Johnson	39	Controller and Treasurer

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

Andrew Van Etten joined our company as a Director in March 2000. He is currently serving as Senior Director, Strategic Business Development, Electronics and Information Business Division at Mitsui & Company, (USA) Inc. He joined Mitsui & Company in 1988. Mitsui & Company is one of the oldest and largest international trading companies headquartered in Japan. Mr. Etten is Mitsuis representative as shareholder for PageMart Wireless, Inc. and portfolio manager for America Online, Inc. and America Online Japan. He also serves on the Board of Directors of Lana Film Company. Mr. Etten holds an B.S. degree in Business Administration from Plymouth State College of the University of New Hampshire.

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

Summary Compensation Table

The following table sets forth information concerning the compensation for services in all capacities for the fiscal years ended March 31, 2003, 2002 and 2001 of those persons who were, at March 31, 2003 the chief executive officer (the "named officer"). During such periods, no executive officer of our company received compensation in excess of $100,000.
	Annual Compensation				Long Term Compensation			All Other Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compens- Ation ($)(1)	Restricted Stock Awards ($)	Securities Underlying Options/ SARs(#)	LTIP Payouts ($)
J.C. Chatpar, Chairman of the Board, President and Chief Executive Officer	2003 2002 2001	$92,500 $92,500 $123,900	None None None	None None None	None None None	230,366(4) 5,000,000(3) 110,000(2)	None None None	None None None

____________

(1) We have concluded that the aggregate amount of perquisites and other personal benefits paid to each of the named officers named in the table did not exceed the lesser of 10% of such officer's total annual salary and bonus for the 2003, 2002 and 2001 fiscal years or $50,000, thus, such amounts are not included in the table.

(2) In fiscal year 2001, Mr. Chatpar was granted options to purchase 110,000 shares of our common stock at an exercise price of $1.50 per share.

(3) In fiscal year 2002, Mr. Chatpar was granted options to purchase 1,000,000 shares of our common stock at an exercise price of $0.40. Mr. Chatpar was also granted options to purchase 1,000,000 shares of our common stock at an exercise price of $0.50. In addition, Mr. Chatpar was granted conditional performance based options with a three-year exercise term as follows: (a) stock options to purchase 1,000,000 shares of our common stock at an exercise price of $0.50 per share, provided the 10 day moving average stock price is above $5.00, (b) additional stock options to purchase 1,000,000 shares of our common stock at an exercise price of $0.50 per share, provided the 10 day moving average stock price is above $10.00, and (c) additional stock options to purchase 1,000,000 shares of our common stock at an exercise price of $0.50 per share, provided the 10 day moving average stock price is above $15.00.

(4) In fiscal year 2003, Mr. Chatpar was granted options to purchase 230,366 shares of our common stock at an exercise price of $0.15 per share.

Option Grants In Last Fiscal Year

The following table sets forth information concerning stock option grants made during fiscal year 2003 to the named officers. We have not granted any stock appreciation rights.
Individual Grants
	Number of Securities	% of Total Options Granted	Exercise	Expiration
	Underlying Options	To Employees in	Price	Date
	Granted	Fiscal Year End	($/Share)
Name	(#)	(1)	(2)

J.C. Chatpar	230,366	44.5%	$0.15	12/09/07(3)

_________________

(1) During fiscal year 2002, options to purchase an aggregate of 230,366 shares of our common stock were granted to Mr. Chatpar and options to purchase an aggregate of 286,292 shares of our common stock were granted to five other employees.

(2) The exercise price of the options granted was equal to the fair market value of the underlying stock on the date of grant.

  Options are immediately exercisable.

Aggregated Fiscal Year End Option Values

The following table sets forth information concerning the number of unexercised options and the Fiscal 2003 year-end value of unexercised options on an aggregated basis held by the named officers. We have not granted any stock appreciation rights in Fiscal 2003.

	Number of Securities Underlying Unexercised Options at Fiscal Year-End (#)		Value of Unexercised In-The-Money Options at Fiscal Year-End ($)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable

J.C. Chatpar	3,885,366	3,000,0000	$34,555	0

____________

(1) Options are "in-the-money" if, on March 31, 2003, the market price of the Common Stock ($0.30) exceeded the exercise price of such options. The value of such options is calculated by determining the difference between the aggregate market price of our common stock underlying the options on March 31, 2003 and the aggregate exercise price of such options.

Compensation of Directors

We pay our directors $250 per board meeting. During Fiscal 2003, the board of directors met two times and each director attended at least 75% of the meetings of the board of directors. In addition, we currently reimburse each director for expenses incurred in connection with his attendance at each meeting of the board of directors.

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

ITEM 11 - Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of our company's common stock as of March 31, 2003, for (i) each person or group that is known to us to be a beneficial owner of more than 5% of the outstanding shares of our common stock, (ii) each of the named officers and directors, and (iii) all directors and executive officers of our company as a group. Except as otherwise indicated, we believe that such beneficial owners, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws, where applicable.
Names and Address Of Beneficial Owners	Number of Shares	Percentage Owned (1)(2)
J.C. Chatpar(3) c/o Cyber Digital, Inc. 400 Oser Avenue Hauppauge, NY 11788	8,923,578	33.9%
Jack P. Dorfman(4)	260,000	1.0%
Jatinder V. Wadhwa(5)	257,812	1.0%
Terry L. Jones (6)	60,000	*
Andrew Van Etten(7)	40,000	*
All directors and executive officers as a group: (5) persons	9,541,390	36.3%

*less than 1%

(1) For purposes of computing the percentage of outstanding shares of Common Stock held by each person or group of persons named above, any security which such person or persons have or have the right to acquire within 60 days is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage of ownership of any other person.

(2) Assumes the exercise of the warrants to purchase in the aggregate 750,000 shares of our common stock issued in connection with the private equity line agreement. Assumes the exercise of all other outstanding warrants to purchase in the aggregate 550,000 shares of our common stock.

(3) Includes 3,885,366 shares as to which Mr. Chatpar holds non-qualified stock options, which are exercisable at any time. Excludes 3,000,000 shares as to which Mr. Chatpar holds non-qualified stock options, which are not exercisable until certain conditions are attained. Does not include 476,000 shares owned by his wife, Sylvie Chatpar, to which shares Mr. Chatpar disclaims beneficial ownership.

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

ITEM 13 - Exhibits and Reports on Form 8-K

  Exhibits.

3.1

Composite Amended and Restated Certificate of Incorporation of the Company (including the Certificate of Amendment for the Series D1 Preferred Stock) (incorporated herein by reference to Exhibit 3.1 to the Companys Report on Form 8-K filed on October 8, 1999 (the "8-K").

3.2

Composite Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.1 to the Companys Quarterly Report on Form 10-QSB for the period ended September 30, 1997 (the "September 1997 Form 10-QSB")).

4.1	Form of Warrant Certificate (incorporated herein by reference to Exhibit 4.1 to the 8-K).
4.2	Form of Registration Rights Agreement, dated as of September 30, 1999, relating to the Series D1 Preferred Stock (incorporated herein by reference to Exhibit 4.2 to the 8-K).
10.1	1993 Stock Incentive Plan (incorporated herein by reference to Exhibit 10(a) to the Companys Annual Report on Form 10-K for the fiscal year ended March 31, 1994 (the "1994 Form 10-K").
10.2	Amended and Restated Employment Agreement dated as of August 4, 1997, between the Company and J.C. Chatpar (incorporated herein by reference to Exhibit 10.1 to the September 1997 Form 10-QSB).
10.3

Manufacturing License Contract between the Company and National Telecommunications Co., dated as of December 4, 1995 (incorporated herein by reference to Exhibit 10(c) to the Companys 1996 Form 10-KSB/A).

10.4

Manufacturing License Contract between the Company and Gujarat Communications and Electronics, Ltd. dated as of May 30, 1996 (incorporated herein by reference to Exhibit 10.5 to the Companys Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997).

10.5

Securities Purchase Agreement, dated as of September 30, 1999, by and among the Company and the Purchaser named therein, relating to the Series D1 Preferred Stock (incorporated herein by reference to Exhibit 10.1 to the 8-K).

10.6	1997 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.5 to the Companys 1999 Form 10-KSB/A).
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

99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports of Form 8-K. Current Report on Form 8-K, Item 4 - Changes in Registrant's Certifying Accountant, filed on May 28, 2003.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 27, 2003
CYBER DIGITAL, INC.

By: /s/ J.C. Chatpar
J.C. Chatpar
Chairman of the Board, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J.C. Chatpar J.C. Chatpar	Chairman of the Board, President and Chief Executive Officer (Principal Executive and Financial Officer)	June 27, 2003

/s/ Dale A. Johnson Dale A. Johnson	Controller and Treasurer (Principal Accounting Officer)	June 27, 2003

/s/ Jack P. Dorfman Jack P. Dorfman	Director	June 27, 2003

/s/ Jatinder Wadhwa Jatinder Wadhwa	Director	June 27, 2003

/s/ Terry Jones Terry Jones	Director	June 27, 2003

/s/ Andrew Van Etten Andrew Van Etten	Director	June 27, 2003

CERTIFICATIONS OF

CHIEF EXECUTIVE OFFICER AND

CHIEF FINANCIAL OFFICER

PURSUANT TO

SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, J.C. Chatpar, certify that:

  I have reviewed this annual report on Form 10-KSB of Cyber Digital, Inc.;
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the fiscal year covered by this annual report;
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the fiscal years presented in this annual report;
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

  b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

June 27, 2003

/s/ J.C. Chatpar

J.C. Chatpar

Chief Executive Officer and

Chief Financial Officer

Exhibit 99.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Cyber Digital, Inc. (the "Company") on Form 10-KSB for the fiscal year ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J.C. Chatpar, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to ' 906 of the Sarbanes-Oxley Act of 2002, that:

  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ J.C. Chatpar

J.C. Chatpar

Chief Executive Officer and

Chief Financial Officer

June 27, 2003

Index to Exhibits

Exhibit No.	Description of Document
3.1

Composite Amended and Restated Certificate of Incorporation of the Company (including the Certificate of Amendment for the Series D1 Preferred Stock) (incorporated herein by reference to Exhibit 3.1 to the Companys Report on Form 8-K filed on October 8, 1999 (the "8-K").

3.2

Composite Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.1 to the Companys Quarterly Report on Form 10-QSB for the period ended September 30, 1997 (the "September 1997 Form 10-QSB")).

4.1	Form of Warrant Certificate (incorporated herein by reference to Exhibit 4.1 to the 8-K).
4.2	Form of Registration Rights Agreement, dated as of September 30, 1999, relating to the Series D1 Preferred Stock (incorporated herein by reference to Exhibit 4.2 to the 8-K).
10.1	1993 Stock Incentive Plan (incorporated herein by reference to Exhibit 10(a) to the Companys Annual Report on Form 10-K for the fiscal year ended March 31, 1994 (the "1994 Form 10-K").
10.2	Amended and Restated Employment Agreement dated as of August 4, 1997, between the Company and J.C. Chatpar (incorporated herein by reference to Exhibit 10.1 to the September 1997 Form 10-QSB).
10.3

Manufacturing License Contract between the Company and National Telecommunications Co., dated as of December 4, 1995 (incorporated herein by reference to Exhibit 10(c) to the Companys 1996 Form 10-KSB/A).

10.4

Manufacturing License Contract between the Company and Gujarat Communications and Electronics, Ltd. dated as of May 30, 1996 (incorporated herein by reference to Exhibit 10.5 to the Companys Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997).

10.5

Securities Purchase Agreement, dated as of September 30, 1999, by and among the Company and the Purchaser named therein, relating to the Series D1 Preferred Stock (incorporated herein by reference to Exhibit 10.1 to the 8-K).

10.6	1997 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.5 to the Companys 1999 Form 10-KSB/A).
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

99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

CYBER DIGITAL, INC.

FINANCIAL STATEMENTS

AND

AUDITORS REPORT

MARCH 31, 2003 AND 2002

TABLE OF CONTENTS
Page

Independent Auditors Report

Financial Statements

Balance Sheets	2

Statements of Operations	3

Statements of Changes in Shareholders' Equity (Deficit)	4

Statements of Cash Flows	5

Notes to Financial Statements	6 -16

B L A N C H F I E L D, K O B E R & C O M P A N Y, P.C.

CERTIFIED PUBLIC ACCOUNTANTS

1200 VETERANS MEMORIAL HIGHWAY SUITE 350 HAUPPAUGE, NEW YORK 11788 (631) 234-4200 FAX 234-4272

INDEPENDENT AUDITORS REPORT

To the Board of Directors and Shareholders

Cyber Digital, Inc.

Hauppauge, New York

We have audited the accompanying balance sheet of Cyber Digital, Inc. (a New York Corporation) as of March 31, 2003 and the related statements of operations, shareholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Cyber Digital, Inc. as of March 31, 2002 were audited by other auditors whose report dated June 21, 2002 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred in the first paragraph present fairly, in all material respects, the financial position of Cyber Digital, Inc. as of March 31, 2003 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Blanchfield, Kober & Company, P.C.

Hauppauge, New York

June 21, 2003.

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

/s/ Albrecht, Viggiano, Zureck and Company, P.C.

Hauppauge, New York

June 21, 2002, (except for Note 13, dated August 14, 2002

and Note 14, dated June 24, 2003)

	CYBER DIGITAL, INC.
	BALANCE SHEETS
	March 31, 2003 and 2002

	2003	2002
ASSETS

Current Assets
Cash and cash equivalents	$7,445	$13,330
Inventories	582,575	622,117
Prepaid and other current assets	44,334	35,339

Total Current Assets	634,354	670,786

Property and Equipment, net	13,458	56,887

Other Assets	26,374	26,374

TOTAL ASSETS	$674,186	$754,047

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable, accrued expenses, and taxes	$287,368	$692,211
Officer note payable	366,600	325,000
Settlement payable-current portion	4,000	0

Total Current Liabilities	657,968	1,017,211

Long Term Debt
Settlement payable	24,223	0

Total Liabilities	682,191	1,017,211

Commitments and Contingencies

Shareholders' Equity (Deficit)
Preferred stock - $.05 par value; cumulative, convertible and
Participating; authorized 10,000,000 shares
Series C; issued and outstanding 310 shares at
March 31, 2002 and 2001	16	16
Common stock - $.01 par value; authorized 60,000,000 shares;
issued and outstanding 21,978,287 and 20,650,352
shares at March 31, 2003 and 2002, respectively	219,784	206,504
Additional paid-in-capital	18,733,860	17,733,133
Accumulated deficit	(18,961,665)	(18,202,817)

Total Shareholders' Equity (Deficit)	(8,005)	(263,164)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$674,186	$754,047

See independent accountant's report and notes to financial statements.

Page 2

	CYBER DIGITAL, INC.
	STATEMENTS OF OPERATIONS
	March 31, 2003 and 2002

	2003	2002

Net Sales	$0	$0

Cost of Sales	0	0

Gross Profit	0	0

Operating Expenses
Selling, general and administrative expenses	$561,590	$835,410
Research and development	132,778	108,432

Total Operating Expenses	694,368	943,842

Loss from Operations	(694,368)	(943,842)

Other Income (Expense)
Interest income	17	93
Loss on disposal of fixed assets	0	(2,335)
Interest expense	(34,922)	0
Other income	0	4,149
Other expense	(28,223)	0

Total Other Income (Expense)	(63,128)	1,907

Loss before Income Taxes	(757,496)	(941,935)

Provision for Income Taxes	1,352	380

Net Loss	(758,848)	(942,315)

Preferred Stock Dividend	0	0

Income Available to Common Shareholders	$(758,848)	$(942,315)

Net Loss Per Share of Common Stock (See Note 7)

Loss from Operations - Basic	$(.04)	$(.05)
Diluted	$(.04)	$(.05)

Net Loss - Basic	$(.04)	$(.05)
Diluted	$(.04)	$(.05)

Weighted average number of common shares outstanding	21,278,473	20,308,448

See independent accountant's report and notes to financial statements.

Page 3

				CYBER DIGITAL, INC.
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
		Years ended March 31, 2003 and 2002

	Preferred Stock								Shareholders'
	Series C		Series D-1		Common Stock		Paid in	Accumulated	Equity
	Shares Amount		Shares Amount		Shares	Amount	Capital	Deficit	(Deficit)

Balance at March 31, 2001	310	$ 16	-0-	$ -0-	20,197,348	$ 201,974	$ 17,528,572	$ (17,260,502)	$ 470,060

Issuance of Common Stock					453,004	4,530	204,561		209,091

Net Loss								(942,315)	(942,315)

Balance at March 31, 2002	310	$ 16	-0-	$ -0-	20,650,352	$ 206,504	$ 17,733,133	$ (18,202,817)	$ (263,164)

Issuance of Common Stock					1,347,935	13,480	505,159		518,639

Retirement of Common Stock					(20,000)	(200)	(21,000)		(21,200)

Issuance of Stock Options							516,658		516,658

Net Loss								(758,848)	(758,848)

Balance at March 31, 2003	310	$ 16	-0-	$ -0-	21,978,287	$ 219,784	$ 18,733,860	$ (18,961,665)	$ (8,005)

See independent accountant's report and notes to financial statements.

Page 4

	CYBER DIGITAL, INC.
	STATEMENTS OF CASH FLOWS
	Years ended March 31, 2003 and 2002

	2003	2002

Cash Flows from Operating Activities
Net loss	$(758,848)	$(942,315)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	43,429	67,713
Inventory valuation allowance	39,542	0
Loss on disposal of property and equipment	0	2,335
(Increase) decrease in operating assets:
Accounts receivable	0	390
Inventories	0	41,490
Prepaid and other current assets	(8,995)	(2,256)
Other assets	0	0
Increase (decrease) in operating liabilities:
Accounts payable, accrued expenses and taxes	111,725	201,271
Settlement payable	28,223	0

Net Cash Used in Operating Activities	(544,924)	(631,372)

Cash Flows from Financing Activities
Issuance of common stock	497,439	239,091
Proceeds from officer loan	41,600	325,000

Net Cash Provided by Financing Activities	539,039	564,091

Net Decrease in Cash and Cash Equivalents	(5,885)	(67,281)

Cash and Cash Equivalents at Beginning of Period	13,330	80,611

Cash and Cash Equivalents at End of Period	$7,445	$13,330

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Income taxes	$1,287	$0

Noncash Operating and Financing Activities
Stock issued for services	$5,001	$0
Stock options issued to satisfy liabilities	$561,568	$0

See independent accountant's report and notes to financial statements.

Page 5

CYBER DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2003 AND 2002

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

Operating and Financing Matters

Since inception, the Company has devoted substantial resources to the design and development of the Company's systems and technology. As such, the Company has not achieved revenue growth and has incurred operating losses. At March 31, 2003, the Company had an accumulated deficit of $(18,961,665) and a shareholders' deficit of $(8,005). The decrease in equity from March 31, 2002 to March 31, 2003 is due mainly to a net operating loss during the fiscal year ended March 31, 2003. During the fiscal years ended March 31, 2003 and 2002, the Company received advances of $41,600 and $325,000 respectively, from the Chief Operating Officer. In addition, the Company issued common stock under an equity line of credit of $416,366 and $210,000 for the years ended March 31, 2003 and 2002 respectively. An additional $100,000 was raised in December 2002 from a private placement of unregistered restricted common stock. The Company historically has generated sufficient cash flow to support its operations mainly from issuances of debt and equity securities. The Company anticipates additional issuances of debt and/or equity. The viability of the Company is dependant upon future revenues and additional issuances of equity.

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

MARCH 31, 2003 AND 2002

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

MARCH 31, 2003 AND 2002

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

Stock-Based Compensation

The Company accounts for stock options as prescribed by Accounting Principles Board ("APB") Opinion No. 25 and includes pro forma information in the stock-based compensation footnote, as permitted by Financial Accounting Standards Board ("FASB") Statement No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). Accordingly, no compensation cost is recognized for stock options granted in 2003 and 2002 since the option exercise price is not less than the market price of the underlying stock on the date of grant. In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting For Certain Transactions Involving Stock-an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB No. 25 and among other issues clarifies the definition of an employee for purposes of applying APB Opinion No. 25. The Company adopted FIN 44 in the first quarter of 2001 with no material effect on the Companys financial position, results of operations or cash flows.

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

MARCH 31, 2003 AND 2002

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

Concentration of Credit Risk

The Company places most of temporary cash investments with financial institutions and may exceed the FDIC limit. The Company has not experienced any losses to date resulting from this policy.

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

Note 2 - Inventories

Inventories consist of the following at March 31:

5555:
	2003	2002
Raw materials	$515,918	$554,915
Finished goods	66,657	67,202
	$582,575	$622,117

Note 3 - Property and Equipment

Major classes of property and equipment consist of the following at March 31:
	2003	2002	Useful Lives
Machinery and equipment	$337,973	$337,973	5 years
Furniture and fixtures	64,355	64,355	7 years
Leasehold improvements	4,786	4,786	Lease term
	407,114	407,114
Less: Accumulated depreciation	393,656	350,227
	$13,458	$56,887

CYBER DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2003 AND 2002

Note 4 - Other Assets

Other assets consist of various security deposits.

Note 5 Officer Loan Payable

During the 2002 fiscal year the Company issued a promissory note to its Chief Executive Officer, J.C Chatpar, in the amount of $325,000. The note is secured by all assets of the Company. The note was due on March 11, 2003 with interest accrued at 10%. Overdue principal and, to the extent permitted by applicable law, overdue interest shall bear interest at the applicable rate plus 2% per annum and shall be payable upon demand.

During the 2003 fiscal year the Company received additional advances from J.C. Chatpar in the amount of $41,600. These additional advances bear the same interest rate as the promissory note, are unsecured and are due on demand. Interest expense for the years ended March 31, 2003 and 2002 was $34,992 and $1,729 respectively.

Note 6 Line of Credit

During July 2001, the Company secured a $6,000,000 equity line of credit. The line allows for the Company to take advances a maximum of twenty-four times during the thirty month term of the agreement. The line expires in December 2003. The maximum amount of each draw down is $250,000. The available credit decreases by $250,000 after each draw down period, which is approximately every six weeks. For the years ended March 31, 2003 and 2002, the Company utilized approximately $413,000 and $209,000, respectively, of this equity line. As of March 31, 2003, $4,000,000 has expired on the line.

Note 7 - Earnings (Loss) Per Share

Earnings per share ("EPS") has been computed and presented pursuant to the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share.

	2003	2002
Net Loss	$(758,848)	$(942,315)
Dividends paid on Preferred Stock	0	0
Income Available to Common Shareholders	$(758,848)	$(942,315)
Weighted Average Common Shares Outstanding	21,278,473	20,308,448
Basic EPS	$(.04)	$(.05)
Diluted EPS	$(.04)	$(.05)

Diluted earnings per share does not include any stock warrants, options, or convertible preferred stock as the inclusion of these items would be antidilutive to earnings per share.

Note 8 Common Stock Transactions

During the years ended March 31, 2003 and 2002 the Company issued 842,934 and 453,004 shares of common stock under the equity line of credit.

CYBER DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2003 AND 2002

Note 8 Common Stock Transactions (continued)

In December 2002, the Company issued 500,000 shares and 100,000 warrants to purchase shares of restricted unregistered common stock in a private placement for gross proceeds of $100,000.

During the year ended March 31, 2003 the Company issued 5,001 shares of restricted unregistered common stock to various vendors for providing services.

In April 2002 the Company retired 20,000 shares of common stock that were issued for services that were not performed.

Note 9 - Stock Option Plans

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

Stock appreciation rights ("SARS") may be granted independently or in connection with all or any part of any option granted under the 1997 Plan, either at the time of grant of the option or at any time thereafter. The holder of a SAR has the right to receive from the Company, in cash or in shares as the Committee shall determine, an amount equal to the excess of the fair market value of the shares covered by the SAR at the date of exercise over the exercise price set at the date of grant of the SAR. At the request of the holder of an option, the committee may at its discretion substitute for the exercise of the option, compensation (in cash or in shares) in an amount equal to or less than the excess of the fair market value of the shares covered by the option at the request date over the exercise price set at the grant of the option.

A restricted stock award, entitling the recipient to acquire shares of common stock for a purchase price at least equal to par value may be granted to such persons and in such amounts and subject to such terms and conditions

CYBER DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2003 AND 2002

Note 9 - Stock Option Plans (continued)

as the Committee may determine. Shares of restricted stock may not be sold, assigned, transferred, pledged or otherwise encumbered or disposed of except as specified in the 1997 Plan or the written agreement governing the grant. The Committee, at the time of grant, will specify the date or dates on which the nontransferability of the restricted stock shall lapse. During the 90 days following the termination of the grantee's employment for any reason, the Company has the right to require the return of any shares to which restrictions on transferability apply, in exchange for which the Company shall repay to the grantee any amount paid by the grantee for such shares.

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

In addition to these plans, the Company has issued non-qualified stock options and warrants upon the approval by the Board of Directors. Such options and warrants are granted at 100% of fair market value on the date of the grant. Information with respect to non-qualified stock options and warrants are summarized as follows:

>
	Price	Shares
Outstanding, April 1, 2002	$ .75 to $10.00	8,959,859
Canceled	$3.00 to $10.00	(346,359)
Granted	$ .15 to $ .40	616,568
Outstanding, March 31, 2003		9,230,068

A summary of options and warrants as of March 31, 2003 follows:
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at 3/31/03	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable as of 3/31/03	Weighted Average Exercise Price
$ .15 to $1.50	$ 516,568	4.70	$ .15	$ 516,568	$ .15
$ .40 to $1.50	6,370,000	4.50	.57	2,762,500.67
$2.43 to $3.00	1,230,000	5.72	2.68	980,000	2.67
$4.00 to $5.15	760,000	2.27	4.45	760,000	4.45
$5.70 to $6.00	353,500	1.38	6.00	353,500	6.00
	$ 9,230,068	4.37	$ 1.35	$ 5,372,568	$ 1.87

In October 1995, the Financial Accounting Standards Board issued Statement No. 123 "Accounting for Stock-Based Compensation" ("FASB 123"), which is effective for the Companys year beginning April 1, 1996. As permitted under FASB 123, the Company has elected not to adopt the fair value based method of accounting for its stock-based compensation plans, but will continue to account for such compensation under the provisions of Accounting Principles Board Opinion No. 25. Pro forma information regarding net income and earnings per share is required by FASB 123, and has been determined as if the Company had accounted

CYBER DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2003 AND 2002

Note 9 - Stock Option Plans (continued)

for its stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model.

The following assumptions were employed to estimate the fair value of stock options granted:

	Fiscal Years Ended March 31,
	2003	2002
Expected dividend yield	0.00%	0.00%
Expected price volatilities	23.00%	23.00%
Risk-free interest rate	1.20%	5.41%
Expected life (years)	5	9.50

For pro forma purposes, the estimated fair value of the Companys stock options is amortized over the options vesting period. The Company pro forma information follows:
	2003	2002
Weighted average fair value of
Options granted	$0.01	$0.10
Net Loss
As reported	$(758,848)	$(942,315)
Pro Forma	(764,014)	(1,081,560)
Net Loss Per Share
As reported
Basic	$(.04)	$(.05)
Diluted	$(.04)	$(.05)
Pro Forma
Basic	$(.04)	$(.05)
Diluted	$(.04)	$(.05)

Note 10 Convertible, Cumulative and Participating Preferred Stock

In July 1999, the Company completed a private placement of its 6% Series C preferred stock. The Company sold 310 shares at $1,000 per share. The private placement resulted in the Company receiving proceeds of $310,000. As of March 31, 2002, there are undeclared dividends of $86,002 on the Series C preferred stock.

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

CYBER DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2003 AND 2002

Note 10 Convertible, Cumulative and Participating Preferred Stock (continued)

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

During the fiscal years ended March 31, 2003 and 2002, the Company did not pay dividends to the Series D-1 preferred stockholders who converted their Series D-1 preferred stock.

Note 11 - Income Taxes

The Company has net operating loss carryforwards for tax purposes amounting to approximately $10.6 million that may be offset against future taxable income which expire through 2022. In addition, the Company has investment and research and development tax credits for tax purposes amounting to approximately $196,000 which expire through 2003.

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

CYBER DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2003 and 2002

Note 11 - Income Taxes

The change in the deferred tax asset (as well as the valuation account) was approximately $376,000 for the fiscal year ended March 31, 2003.

Note 12 - Commitments and Contingencies

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

3. If the agreement terminates due to cause, the Chairman shall receive his regular salary until the end of the month in which such termination occurs. Cause is defined as willful misconduct by the executive or the conviction of a felony. The Chairman must be notified at least ten days prior of his termination.

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

Operating Leases

The Company leases space under a noncancelable operating lease in Hauppauge, New York. This lease is for a five year period and expires on March 31, 2004. This location is the Companys executive offices and operations. Rent expense was $65,800 and $69,600 for the years ended March 31, 2003 and 2002, respectively.

CYBER DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2003 AND 2002

Note 12 - Commitments and Contingencies (continued)

Operating Leases (continued)

The Company also has noncancelable operating leases for vehicles and equipment. The monthly rental is $835. The amount charged to expense was $12,956 and $9,672 for the years ended March 31, 2003 and 2002, respectively.

Future minimum rentals are as follows:

For years ending March 31, 2004	$ 74,778
2005	9,566
$ 84,344

Government Regulation

The Company's operations are highly sensitive to regulations promulgated by the United States and throughout the world in which the Company has targeted its marketing efforts. These regulations or deregulations could affect both the competition for the Company's product as well as the costs associated with doing business abroad.

Pending Litigation

The Company is a defendant in an action arising from an alleged wrongful termination of a purported agreement with Brockington Securities, Inc. Brockington Securities, Inc. is seeking damage of $1,000,000 due to wrongful termination of that agreement to provide investment banking services in exchange for options to purchase shares of the Company. The Company has asserted counter claims and intends to vigorously defend its position. The outcome and range of damages or settlement (if any) is unknown.

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

The Company is a defendant in an action arising from an alleged improper termination of a licensing and lease agreement with Cummings Properties, LLC. In June 2003, this action was settled. The settlement requires the Company to pay $28,223 over 36 months. The settlement bears interest at 15%. The Company has charged the cost of the settlement to other expense.

Note 13 - Foreign Operations

During the fiscal year ended March 31, 1998, the Company formed a wholly owned subsidiary, Cyber Digital (India) Private Limited, under the rules and regulations of the government of India. The subsidiary has not begun operations and has no assets as of March 31, 2003 and 2002.

During the fiscal year ended March 31, 2002, the Company financed a wholly owned subsidiary, Cyber Digital (Nigeria) Ltd. under the rules and regulations of the government of Nigeria. The subsidiary has not begun operations has no assets as of March 31, 2003 and 2002.