Form 10QSB/A
period 2002-06-30
CYBER DIGITAL INC
filed 2003-07-21
CIK 721295

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB/A

(Amendment No. 1)

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

87:
Yes [X]	No [_]

The number of shares of stock outstanding at August 14, 2002: 21,101,332 shares of Common Stock; par value $.01 per share.

EXPLANATORY NOTE

This Amendment No. 1 to Cyber Digital, Inc.'s Quarterly Report on Form 10-QSB for the period ended June 30, 2002 is being filed in order to amend the number of shares of common stock issued and outstanding which were overstated by 225,909. These shares were deemed to have been issued for services, that were in fact, not issued and will not be issued. The financial statements as previously filed on Form 10-QSB filed on August 14, 2002 are hereby replaced in their entirety.

	CYBER DIGITAL, INC.
	BALANCE SHEETS

	June 30, 2002	March 31, 2002
ASSETS	(Unaudited)	(Audited)

Current Assets
Cash and cash equivalents	$60,022	$13,330
Inventories	622,117	622,117
Prepaid and other current assets	42,852	35,339

Total Current Assets	724,991	670,786

Property and Equipment, net
Equipment	$337,973	$337,973
Furniture and Fixtures	64,355	64,355
Leasehold Improvements	4,786	4,786
	$407,114	$407,114
Accumulated depreciation	366,930	350,227

Total Property and Equipment	$40,184	$56,887

Other Assets	26,374	26,374

TOTAL ASSETS	$791,549	$754,047

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable, accrued expenses, and taxes	$785,578	$692,211
Officer note payable	325,000	325,000

Total Current Liabilities	1,110,578	1,017,211

Commitments and Contingencies

Shareholders' Equity (Deficit)
Preferred stock - $.05 par value; cumulative, convertible and
Participating; authorized 10,000,000 shares
Series C; issued and outstanding 310 shares at
June 30, 2002 and March 31, 2002	16	16
Common stock - $.01 par value; authorized 60,000,000 shares;
issued and outstanding 20,970,886 and 20,650,352
shares at June 30, 2002 and March 31, 2002, respectively	209,710	206,504
Additional paid-in-capital	17,975,382	17,733,133
Accumulated deficit	(18,504,137)	(18,202,817)

Total Shareholders' Equity (Deficit)	(319,029)	(263,164)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$791,549	$754,047

The accompanying notes are an integral part of these statements.

	CYBER DIGITAL, INC.
	STATEMENTS OF OPERATIONS
	(Unaudited)
	Three months ended June 30,
	2002	2001

Net Sales	$0	$0

Cost of Sales	0	0

Gross Profit	0	0

Operating Expenses
Selling, general and administrative expenses	$277,570	$85,448
Research and development	23,750	28,889

Total Operating Expenses	301,320	114,347

Loss from Operations	(301,320)	(114,347)

Other Income (Expense)
Other income	0	1,871

Total Other Income (Expense)	0	1,871

Net Loss	(301,320)	(112,476)

Preferred Stock Dividend	0	0

Income Available to Common Shareholders	$(301,320)	$(112,476)

Net Loss Per Share of Common Stock

Loss from Operations - Basic	$(.014)	$(.005)
Diluted	$(.014)	$(.005)

Net Loss - Basic	$(.014)	$(.005)
Diluted	$(.014)	$(.005)

Weighted average number of common shares outstanding	20,912,814	20,340,829

The accompanying notes are an integral part of these statements.

	CYBER DIGITAL, INC.
	STATEMENTS OF CASH FLOWS
	(Unaudited)
	Three months ended, June 30,
	2002	2001

Cash Flows from Operating Activities
Net loss	$(301,320)	$(112,476)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	16,618	17,810
Amortization	85	85
(Increase) decrease in operating assets:
Accounts receivable	0	390
Prepaid expenses	(7,513)	2,315
Increase (decrease) in operating liabilities:
Accounts payable, accrued expenses and taxes	93,367	(126,131)

Net Cash Used in Operating Activities	(198,763)	(218,007)

Cash Flows from Financing Activities
Issuance of common stock	245,455	143,481

Net Cash Provided by Financing Activities	245,455	143,481

Net Increase (Decrease) in Cash and Cash Equivalents	46,692	(74,526)

Cash and Cash Equivalents at Beginning of Period	13,330	80,611

Cash and Cash Equivalents at End of Period	$60,022	$6,085

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Income taxes	$1,524	$0

The accompanying notes are an integral part of these statements.

CYBER DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending March 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Companys Form 10-KSB/A, Amendment No.2 for the year ended March 31, 2002.

NOTE 2 INVENTORIES

Inventory of purchased parts for eventual resale to customers are valued at the lower of cost or market, as determined by the first-in, first-out (FIFO) method and consisted of the following:

	June 30, 2002	March 31, 2002
Raw Materials	$554,915	$554,915
Finished Goods	67,202	67,202
	$622,117	$622,117

PART 1

ITEM 2. - Managements Discussion and Analysis of Financial Condition and Results of Operations

Statements contained in this Report on Form 10-QSB that are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including without limitation, statements regarding industry trends, strategic business development, pursuit of new markets, competition, results from operations, and are subject to the safe harbor provisions created by that statute. A forward-looking statement may contain words such as "intends", "plans", "anticipates", "believes", "expect to", or words of similar import. Management cautions that forward-looking statements are subject to risks and uncertainties that could cause the Companys actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, marketing success, product development, production, technological difficulties, manufacturing costs, and changes in economic conditions in the markets the Company serves. The Company undertakes no obligation to release revisions to forward-looking statements to reflect subsequent events, changed circumstances, or the occurrence of unanticipated events.

Forward Looking Statements

Certain statements in this Managements Discussion and Analysis of Financial Condition and Results of Operations constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward looking statements. These forward looking statements were based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward looking statements. Important assumptions and other factors that could cause actual results to differ materially from those in the forward looking statements, include, but are not limited to: competition in the Companys existing and potential future product lines of business; the Companys ability to obtain financing on acceptable terms if and when needed; uncertainty as to the Companys future profitability, uncertainty as to the future profitability of acquired businesses or product lines, uncertainty as to any future expansion of the company. Other factors and assumptions not identified above were also involved in the derivation of these forward looking statements, and the failure of such assumptions to be realized as well as other factors may also cause actual results to differ materially from those projected. The Company assumes no obligation to update these forward looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward looking statements.

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

Liquidity and Capital Resources

Our ability to generate cash adequate to meet our needs results primarily from sale of preferred and common stock and cash flow from operations. Total working capital decreased by $39,162 to $(385,587) at June 30, 2002 from $(346,425) at March 31, 2002. The current ratio of current assets to current liabilities was unchanged to 0.7 to 1 as at June 30, 2002 from 0.7 to 1 as at March 31, 2002. Current levels of inventory are adequate to meet sales for the next six months. We believe that our current sources of liquidity will be sufficient to meet our needs for many years because of our entry into the Nigerian telecommunications market. In addition, as of June 30, 2002, there remains a maximum available balance of $3.75 million under our private equity line agreement with an accredited institutional investor. We believe that we will be able to obtain additional funds beyond those available under the equity line agreement, if required for future needs. We have no off-balance sheet arrangements.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: July 16, 2003	CYBER DIGITAL, INC

By: /s/ J.C. Chatpar Chairman of the Board, President Chief Executive Officer and Chief Financial Officer