Form 10QSB/A
period 2002-09-30
CYBER DIGITAL INC
filed 2003-07-22
CIK 721295

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

The number of shares of stock outstanding at October 30, 2002: 21,184,009 shares of Common Stock; par value $.01 per share.

EXPLANATORY NOTE

This Amendment No. 1 to Cyber Digital, Inc.'s Quarterly Report on Form 10-QSB for the period ended September 30, 2002 is being filed in order to amend the number of shares of common stock issued and outstanding which were overstated by 225,909. These shares were deemed to have been issued for services, that were in fact, not issued and will not be issued. The financial statements as previously filed on Form 10-QSB filed on November 14, 2002 are hereby replaced in their entirety.

 112:
	CYBER DIGITAL, INC.
	BALANCE SHEETS

	September 30, 2002	March 31, 2002
ASSETS	(Unaudited)	(Audited)

Current Assets
Cash and cash equivalents	$5,996	$13,330
Inventories	622,117	622,117
Prepaid and other current assets	44,441	35,339

Total Current Assets	672,554	670,786

Property and Equipment, net
Equipment	$337,973	$337,973
Furniture and Fixtures	64,355	64,355
Leasehold Improvements	4,786	4,786
	$407,114	$407,114
Accumulated depreciation	378,578	350,227

Total Property and Equipment	$28,536	$56,887

Other Assets	26,374	26,374

TOTAL ASSETS	$727,464	$754,047

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable, accrued expenses, and taxes	$858,347	$692,211
Officer note payable	325,000	325,000

Total Current Liabilities	1,183,347	1,017,211

Commitments and Contingencies

Shareholders' Equity (Deficit)
Preferred stock - $.05 par value; cumulative, convertible and
Participating; authorized 10,000,000 shares
Series C; issued and outstanding 310 shares at
June 30, 2002 and March 31, 2002	16	16
Common stock - $.01 par value; authorized 60,000,000 shares;
issued and outstanding 21,184,009 and 20,650,352 shares
at September 30, 2002 and March 31, 2002, respectively	211,841	206,504
Additional paid-in-capital	18,082,341	17,733,133
Accumulated deficit	(18,750,081)	(18,202,817)

Total Shareholders' Equity (Deficit)	(455,883)	(263,164)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$727,464	$754,047

The accompanying notes are an integral part of these statements.

	CYBER DIGITAL, INC.
	STATEMENTS OF OPERATIONS
	(Unaudited)
	Three months ended September 30,
	2002	2001

Net Sales	$0	$0

Cost of Sales	0	0

Gross Profit	0	0

Operating Expenses
Selling, general and administrative expenses	$219,300	$227,618
Research and development	26,662	24,254

Total Operating Expenses	245,962	251,872

Loss from Operations	(245,962)	(251,872)

Other Income (Expense)
Other income	17	1,778

Total Other Income (Expense)	17	1,778

Net Loss	(245,945)	(250,094)

Preferred Stock Dividend	0	0

Income Available to Common Shareholders	$(245,945)	$(250,094)

Net Loss Per Share of Common Stock

Loss from Operations - Basic	$(.01)	$(.01)
Diluted	$(.01)	$(.01)

Net Loss - Basic	$(.01)	$(.01)
Diluted	$(.01)	$(.01)

Weighted average number of common shares outstanding	21,021,142	20,398,257

The accompanying notes are an integral part of these statements.

	CYBER DIGITAL, INC.
	STATEMENTS OF OPERATIONS
	(Unaudited)
	Six months ended September 30,
	2002	2001

Net Sales	$0	$0

Cost of Sales	0	0

Gross Profit	0	0

Operating Expenses
Selling, general and administrative expenses	$496,870	$309,828
Research and development	50,412	51,735

Total Operating Expenses	547,282	361,563

Loss from Operations	(547,282)	(361,563)

Other Income (Expense)
Other income	17	3,650

Total Other Income (Expense)	17	3,650

Net Loss	(547,265)	(357,913)

Preferred Stock Dividend	0	0

Income Available to Common Shareholders	$(547,265)	$(357,913)

Net Loss Per Share of Common Stock

Loss from Operations - Basic	$(.03)	$(.02)
Diluted	$(.03)	$(.02)

Net Loss - Basic	$(.03)	$(.02)
Diluted	$(.03)	$(.02)

Weighted average number of common shares outstanding	21,021,142	20,398,257

The accompanying notes are an integral part of these statements.

	CYBER DIGITAL, INC.
	STATEMENTS OF CASH FLOWS
	(Unaudited)
	Six months ended, September 30,
	2002	2001

Cash Flows from Operating Activities
Net loss	$(547,265)	$(357,913)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	28,181	34,855
Amortization	170	168
(Increase) decrease in operating assets:
Accounts receivable	0	(4,622)
Inventories	0	49,160
Prepaid expenses	(9,102)	2,329
Increase (decrease) in operating liabilities:
Accounts payable, accrued expenses and taxes	166,137	(2,516)

Net Cash Used in Operating Activities	(361,879)	(278,539)

Cash Flows from Financing Activities
Issuance of common stock	354,545	200,909

Net Cash Provided by Financing Activities	354,545	200,909

Net Increase (Decrease) in Cash and Cash Equivalents	(7,334)	(77,630)

Cash and Cash Equivalents at Beginning of Period	13,330	80,611

Cash and Cash Equivalents at End of Period	$5,996	$2,981

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Income taxes	$0	$0

The accompanying notes are an integral part of these statements.

CYBER DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending March 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Companys Form 10-KSB/A, Amendment No.2 for the year ended March 31, 2002.

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

Liquidity and Capital Resources

Our ability to generate cash adequate to meet our needs results primarily from sale of preferred and common stock and cash flow from operations. Total working capital decreased by $164,368 to $(510,793) at September 30, 2002 from $(346,425) at March 31, 2002. The current ratio of current assets to current liabilities decreased to 0.6 to 1 as at September 30, 2002 from 0.7 to 1 as at March 31, 2002. Current levels of inventory are adequate to meet sales for the next six months. We believe that our current sources of liquidity will be sufficient to meet our needs until December 2003 due to our private equity line financing, which has been our primary source of financing.

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

ITEM 3. - Controls and Procedures

Within the 90-day period prior to the filing date of this report, J.C. Chatpar, Cyber Digitals Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of Cyber Digitals disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, Mr. Chatpar concluded that Cyber Digitals disclosure controls and procedures are adequate and effective. There have been no significant changes in Cyber Digitals internal controls or in other factors that could significantly affect these controls subsequent to the date of that evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: July 16, 2003	CYBER DIGITAL, INC

By: /s/ J.C. Chatpar Chairman of the Board, President Chief Executive Officer and Chief Financial Officer