Form 10QSB
period 2003-06-30
CYBER DIGITAL INC
filed 2003-07-30
CIK 721295

3: CYBER DIGITAL, INC.

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

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

Yes [X]	No [_]

The number of shares of stock outstanding at July 28, 2003: 22,305,498 shares of Common Stock; par value $.01 per share.

	CYBER DIGITAL, INC.
	BALANCE SHEETS

	June 30, 2003	March 31, 2003
ASSETS	(Unaudited)	(Audited)

Current Assets
Cash and cash equivalents	$9,770	$7,445
Inventories	582,575	582,575
Prepaid and other current assets	45,064	44,334

Total Current Assets	637,409	634,354

Property and Equipment, net
Equipment	$339,394	$337,973
Furniture and Fixtures	64,355	64,355
Leasehold Improvements	4,786	4,786
	$408,535	$407,114
Accumulated depreciation	398,555	393,656

Total Property and Equipment	$9,980	$13,458

Other Assets	26,374	26,374

TOTAL ASSETS	$673,763	$674,186

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable, accrued expenses, and taxes	$267,976	$287,368
Officer note payable	409,200	366,600
Settlement payable-current portion	4,000	4,000

Total Current Liabilities	681,176	657,968

Long Term Debt
Settlement payable	23,823	24,223

Commitments and Contingencies

Shareholders' Equity (Deficit)
Preferred stock - $.05 par value; cumulative, convertible and
Participating; authorized 10,000,000 shares
Series C; issued and outstanding 310 shares at
June 30, 2003 and March 31, 2003	16	16
Common stock - $.01 par value; authorized 60,000,000 shares;
issued and outstanding 22,305,498 and 21,978,287
shares at June 30, 2003 and March 31, 2003, respectively	223,056	219,784
Additional paid-in-capital	18,812,405	18,733,860
Accumulated deficit	(19,066,713)	(18,961,665)

Total Shareholders' Equity (Deficit)	(31,236)	(8,005)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$673,763	$674,186

The accompanying notes are an integral part of these statements.
	CYBER DIGITAL, INC.
	STATEMENTS OF OPERATIONS
	(Unaudited)
	Three months ended June 30,
	2003	2002

Net Sales	$0	$0

Cost of Sales	0	0

Gross Profit	0	0

Operating Expenses
Selling, general and administrative expenses	$80,249	$277,570
Research and development	13,885	23,750

Total Operating Expenses	94,134	301,320

Loss from Operations	(94,134)	(301,320)

Other Income (Expense)
Other income	0	0
Interest expense	(10,914)	0

Total Other Income (Expense)	(10,914)	0

Net Loss	(105,048)	(301,320)

Preferred Stock Dividend	0	0

Income Available to Common Shareholders	$(105,048)	$(301,320)

Net Loss Per Share of Common Stock

Loss from Operations - Basic	$(.005)	$(.014)
Diluted	$(.005)	$(.014)

Net Loss - Basic	$(.005)	$(.014)
Diluted	$(.005)	$(.014)

Weighted average number of common shares outstanding	22,095,971	21,138,723

The accompanying notes are an integral part of these statements.

	CYBER DIGITAL, INC.
	STATEMENTS OF CASH FLOWS
	(Unaudited)
	Three months ended, June 30,
	2003	2002

Cash Flows from Operating Activities
Net loss	$(105,048)	$(301,320)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,812	16,618
Amortization	87	85
(Increase) decrease in operating assets:
Prepaid expenses	(730)	(7,513)
Increase (decrease) in operating liabilities:
Accounts payable, accrued expenses and taxes	(19,392)	93,367
Settlement payable	(400)	0

Net Cash Used in Operating Activities	(120,671)	(198,763)

Cash Flows from Investing Activities
Purchase of equipment	$(1,421)	$0

Net Cash Used in Investing Activities	$(1,421)	$0

Cash Flows from Financing Activities
Issuance of common stock	$81,817	$245,455
Proceeds from officer loan	42,600	0

Net Cash Provided by Financing Activities	124,417	245,455

Net Increase (Decrease) in Cash and Cash Equivalents	2,325	46,692

Cash and Cash Equivalents at Beginning of Period	7,445	13,330

Cash and Cash Equivalents at End of Period	$9,770	$60,022

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Income taxes	$0	$1,524

The accompanying notes are an integral part of these statements.

CYBER DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending March 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Companys Form 10-KSB, for the year ended March 31, 2003.

NOTE 2 INVENTORIES

Inventory of purchased parts for eventual resale to customers are valued at the lower of cost or market, as determined by the first-in, first-out (FIFO) method and consisted of the following:

	June 30, 2003	March 31, 2003
Raw Materials	$515,918	$515,918
Finished Goods	66,657	66,657
	$582,575	$582,575

PART 1

ITEM 2. - Managements Discussion and Analysis of Financial Condition and Results of Operations

Statements contained in this Report on Form 10-QSB that are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including without limitation, statements regarding industry trends, strategic business development, pursuit of new markets, competition, results from operations, and are subject to the safe harbor provisions created by that statute. A forward-looking statement may contain words such as intends, plans, anticipates, believes, expect to, or words of similar import. Management cautions that forward-looking statements are subject to risks and uncertainties that could cause the Companys actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, marketing success, product development, production, technological difficulties, manufacturing costs, and changes in economic conditions in the markets the Company serves. The Company undertakes no obligation to release revisions to forward-looking statements to reflect subsequent events, changed circumstances, or the occurrence of unanticipated events.

Forward Looking Statements

Certain statements in this Managements Discussion and Analysis of Financial Condition and Results of Operations constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward looking statements. These forward looking statements were based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward looking statements. Important assumptions and other factors that could cause actual results to differ materially from those in the forward looking statements, include, but are not limited to: competition in the Companys existing and potential future product lines of business; the Companys ability to obtain financing on acceptable terms if and when needed; uncertainty as to the Companys future profitability, uncertainty as to the future profitability of acquired businesses or product lines, uncertainty as to any future expansion of the company. Other factors and assumptions not identified above were also involved in the derivation of these forward looking statements, and the failure of such assumptions to be realized as well as other factors may also cause actual results to differ materially from those projected. The Company assumes no obligation to update these forward looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward looking statements.

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

Under the ATT Alliance program, we provided Internet services to many medium and small businesses in the Boston area for a period of one-year ending February 2001, when our agreement with ATT terminated. During this period we successfully tested all our Internet systems, including CBIG, CIAN, CFW and CWEB, for both local-loop digital broadband and VPN applications. Our Internet systems provided network availability in excess of 99.999% when we provided Internet services in alliance with AT&T. We believe that our systems are ideally suited for the next-generation of local-loop digital broadband networks requiring increased reliability, performance, scalability, interoperability, and flexibility. Our strategy is to market our Internet systems to Internet service providers who are willing to build the next-generation local-loop digital broadband networks in the aftermath of the recent telecommunications meltdown in the U.S. due to the failure of 1996 Telecommunications Act, and FCC's new phone policy.

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

Results of Operations

For Three Months Ended June 30, 2002

Net sales for the quarter ended June 30, 2003 was zero as compared to zero for the quarter ended June 30, 2002. Gross profit for the quarter ended June 30, 2003 was zero of net sales as compared to zero for the quarter ended June 30, 2002. Selling, general and administrative expenses decreased from $277,570 in June 30, 2002 to $80,249 in the quarter ended June 30, 2003, representing a decrease of $197,321 or 71%. Research and development expenses for the quarter ended June 30, 2003 were $13,885 as compared to $23,750 for the quarter ended June 30, 2002, representing a decrease of $9,865 or 41%. Net loss for the quarter ended June 30, 2003 was $(105,048) or $(0.005) per share as compared to $(301,320) or $(0.014) per share for the quarter ended June 30, 2002.

Liquidity and Capital Resources

Our ability to generate cash adequate to meet our needs results primarily from sale of preferred and common stock, cash flow from operations and cash advances in the form of loan from our Chief Executive Officer. Total working capital decreased by $20,153 to $(43,767) at June 30, 2003 from $(23,614) at March 31, 2003. The current ratio of current assets to current liabilities decreased to 0.94 to 1 as at June 30, 2003 from 0.96 to 1 as at March 31, 2003. Current levels of inventory are adequate to meet sales for the next six months. We have no off-balance sheet arrangements.

On July 2, 2001, we concluded a firm commitment of $6 million private equity line from an accredited institutional investor. We are able to draw down, at our discretion, up to a maximum of $250,000 and a minimum of $100,000 per month, during a term of thirty months from July 2, 2001. We are allowed to make a maximum of 24 draw downs over this period, including a cushion period of 7 days during which no draw down can be made. If we do not draw down in a specific month, our available equity line reduces by $250,000. During the years ended March 31, 2003 and 2002, we drew down $413,000 and $209,000 against the equity line and issued 842,934 and 453,004 shares of common stock, respectively. During the quarter ended June 30, 2003, we drew down $82,000 and issued 327,211 shares of common stock. As of June 30, 2003, there remains a minimum and maximum available balance of $0.5 and $1.25 million, respectively, under this private equity line, subject to market conditions. In deteriorating market conditions, we may not be able to draw down any amount, hence, we cannot rely on this private equity line.

As of the quarter ended June 30, 2003, our company has received cash advances from our Chief Executive Officer, J.C. Chatpar, in the aggregate amount of $409,000, under both a promissory note and unsecured loan to our company.

Additional financing will be needed to support the future growth plans of the company. The search for financing continues. However, economic factors have greatly decreased the availability and increased cost of financing for our industry and hampered our progress in this area. Therefore, there is no assurance that there will be future financing available at terms that are acceptable to us.

PART II

ITEM 1 - Legal Proceedings

Although, as of the date hereof, no legal action has commenced against our company by our former legal counsel, Mr. Rajan K. Pillai and Uniworld Communications Co., (UCC), a New York company, in which Mr. Pillai is the principal, Mr. Pillai has threatened our company for a possible litigation arising due to the contention that our company refused to remove restrictive legend on 500,000 shares of our common stock held by UCC. Our company had issued 500,000 restricted shares to UCC pursuant to a stock option agreement for the purposes of UCC to deliver Cyber India Project. On March 23, 2000, Mr. Pillai notified our company officially, for the first time, that he or UCC did not intend to deliver Cyber India Project. Mr. Pillai was also our companys Managing Director (Asia) from June 1997 until his resignation on March 9, 2000. Our company believes that Mr. Pillais or UCCs threatened claims, if any, are without merit and our company will vigorously defend its position, if and when required.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
  Exhibits
    Certification of Chief Executive Officer and Chief Financial Officer

  Reports on Form 8-K

Current Report on Form 8-K, Item 4 - Changes in Registrant's Certifying Accountant, filed on May 28, 2003.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: July 30, 2003	CYBER DIGITAL, INC

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

July 30, 2003

/s/ J.C. Chatpar

J.C. Chatpar

Chief Executive Officer and

Chief Financial Officer

Exhibit 99.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Cyber Digital, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J.C. Chatpar, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to ? 906 of the Sarbanes-Oxley Act of 2002, that:

  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ J.C. Chatpar

J.C. Chatpar

Chief Executive Officer and

Chief Financial Officer

July 28, 2003