Form 10QSB/A
period 2003-09-30
CYBER DIGITAL INC
filed 2003-11-10
CIK 721295

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

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

Yes [X]	No [_]

The number of shares of stock outstanding at November 6, 2003: 22,326,542 shares of Common Stock; par value $.01 per share.

	CYBER DIGITAL, INC.
	BALANCE SHEETS

	September 30, 2003	March 31, 2003
ASSETS	(Unaudited)	(Audited)

Current Assets
Cash and cash equivalents	$7,401	$7,445
Inventories	582,575	582,575
Prepaid and other current assets	45,333	44,334

Total Current Assets	635,309	634,354

Property and Equipment, net
Equipment	$339,394	$337,973
Furniture and Fixtures	64,355	64,355
Leasehold Improvements	4,786	4,786
	$408,535	$407,114
Accumulated depreciation	404,623	393,656

Total Property and Equipment	$3,912	$13,458

Other Assets	26,374	26,374

TOTAL ASSETS	$665,595	$674,186

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable, accrued expenses, and taxes	$276,933	$287,368
Officer note payable	415,300	366,600
Shareholder loan payable	80,000	0
Settlement payable-current portion	6,528	4,000

Total Current Liabilities	778,761	657,968

Long Term Debt
Settlement payable	20,495	24,223

Commitments and Contingencies

Shareholders' Equity (Deficit)
Preferred stock - $.05 par value; cumulative, convertible and
Participating; authorized 10,000,000 shares
Series C; issued and outstanding 310 shares at
June 30, 2003 and March 31, 2003	16	16
Common stock - $.01 par value; authorized 60,000,000 shares;
issued and outstanding 22,326,542 and 21,978,287
shares at September 30, 2003 and March 31, 2003, respectively	223,266	219,784
Additional paid-in-capital	18,816,740	18,733,860
Accumulated deficit	(19,173,683)	(18,961,665)

Total Shareholders' Equity (Deficit)	(133,661)	(8,005)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$665,595	$674,186

The accompanying notes are an integral part of these statements.

	CYBER DIGITAL, INC.
	STATEMENTS OF OPERATIONS
	(Unaudited)
	Three months ended September 30,
	2003	2002

Net Sales	$0	$0

Cost of Sales	0	0

Gross Profit	0	0

Operating Expenses
Selling, general and administrative expenses	$82,390	$219,300
Research and development	11,692	26,662

Total Operating Expenses	92,882	245,962

Loss from Operations	(94,082)	(245,962)

Other Income (Expense)
Other income	0	17
Interest expense	(12,889)	0

Total Other Income (Expense)	(12,889)	17

Net Loss	(106,971)	(245,945)

Preferred Stock Dividend	0	0

Income Available to Common Shareholders	$(106,971)	$(245,945)

Net Loss Per Share of Common Stock

Loss from Operations - Basic	$(.005)	$(.012)
Diluted	$(.005)	$(.012)

Net Loss - Basic	$(.005)	$(.012)
Diluted	$(.005)	$(.012)

Weighted average number of common shares outstanding	22,210,621	21,021,142

The accompanying notes are an integral part of these statements.

	CYBER DIGITAL, INC.
	STATEMENTS OF OPERATIONS
	(Unaudited)
	Six months ended September 30,
	2003	2002

Net Sales	$0	$0

Cost of Sales	0	0

Gross Profit	0	0

Operating Expenses
Selling, general and administrative expenses	$162,639	$496,870
Research and development	25,577	50,412

Total Operating Expenses	188,216	547,282

Loss from Operations	(188,216)	(547,282)

Other Income (Expense)
Other income	0	17
Interest expense	(23,803)	0

Total Other Income (Expense)	(23,803)	17

Net Loss	(212,019)	(547,265)

Preferred Stock Dividend	0	0

Income Available to Common Shareholders	$(212,019)	$(547,265)

Net Loss Per Share of Common Stock

Loss from Operations - Basic	$(.009)	$(.026)
Diluted	$(.009)	$(.026)

Net Loss - Basic	$(.009)	$(.026)
Diluted	$(.009)	$(.026)

Weighted average number of common shares outstanding	22,210,621	21,021,142

The accompanying notes are an integral part of these statements.

	CYBER DIGITAL, INC.
	STATEMENTS OF CASH FLOWS
	(Unaudited)
	Six months ended, September 30,
	2003	2002

Cash Flows from Operating Activities
Net loss	$(212,019)	$(547,265)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10,796	28,181
Amortization	172	170
(Increase) decrease in operating assets:
Prepaid expenses	(680)	(9,102)
Increase (decrease) in operating liabilities:
Accounts payable, accrued expenses and taxes	(10,756)	166,137
Settlement payable	(1,200)	0

Net Cash Used in Operating Activities	(213,687)	(361,879)

Cash Flows from Investing Activities
Purchase of equipment	$(1,421)	$0

Net Cash Used in Investing Activities	$(1,421)	$0

Cash Flows from Financing Activities
Issuance of common stock	$86,364	$354,545
Proceeds from officer loan	48,700	0
Proceeds from shareholder loan	80,000	0

Net Cash Provided by Financing Activities	$215,064	$354,545

Net Increase (Decrease) in Cash and Cash Equivalents	(44)	(7,334)

Cash and Cash Equivalents at Beginning of Period	7,445	13,330

Cash and Cash Equivalents at End of Period	$7,401	$5,996

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Income taxes	$0	$0

The accompanying notes are an integral part of these statements.

CYBER DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending March 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Companys Form 10-KSB, the year ended March 31, 2003.

NOTE 2 INVENTORIES

Inventory of purchased parts for eventual resale to customers are valued at the lower of cost or market, as determined by the first-in, first-out (FIFO) method and consisted of the following:

	September 30, 2003	March 31, 2003
Raw Materials	$515,918	$515,918
Finished Goods	66,657	66,657
	$582,575	$582,575

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

Overview

We design, develop software for, manufacture and market a range of unique distributed digital-voice-switching infrastructure equipment for public switched-voice-network operators worldwide. We also design, develop software for, manufacture and market a vast array of high-performance Internet infrastructure systems, such as softswitch/routers, gateways, firewalls and servers used by Internet service providers to create next-generation digital broadband and virtual private network, or VPN, services. Our mission is to become the leading supplier of (1) distributed digital voice switches and broadband systems in the United States, and (2) distributed digital voice switches to developing countries such as Nigeria. We believe that service providers can offer affordable yet modern voice and broadband Internet services by exclusively using our vast array of voice and Internet systems.

Unlike our competitors systems, our systems are neither labor nor capital intensive but are software intensive. This capability, in contrast to that of our competitor's, makes our systems more affordable for both voice and Internet network operators worldwide. Our digital voice switching and Internet Protocol (IP) infrastructure systems are based on our proprietary operating system software, which provides high performance, reliability and functionality. We believe that we are one of a very few, if not the only, company in the world with proprietary technology of distributed digital switching for the creation of wireless or fiber optic voice and data networks. Our systems are ideally suited for the U.S. due to the Federal Communications Commission's (FCC) new ruling on phone policy, announced February 20, 2003, but officially released on August 21, 2003, requiring competitive local exchange carriers (CLEC) and long distance carriers (LDC) to use their own digital voice switches for connecting calls instead of leasing Bell switches, for their business customers (hereinafter referred to as 2003 FCC's New Phone Policy).

These competitors, CLECs and LDCs, have lost the battle with the Bells, who will virtually shut off local access to them pursuant to 2003 FCC's New Phone Policy. Currently, these competitors pay about 70% of their total billings as local access charges to Bells, impairing their economic viability. Furthermore, the local access or the critical 'last mile' charges will be rising from 40 percent to over 60 percent by 2005, making local network ownership by competitors an increasingly key factor for the future. FCC necessitates CLECs and LDCs to build their own critical 'last mile' local-loop network consisting of local switching facilities, loops and transport. FCC further rules that CLECs and LDCs must also provide broadband data services along with voice services. So also FCC mandates that Internet service providers (ISP) must also provide voice along with broadband data services. Hence, CLECs, LDCs and ISPs must build their own local voice and broadband switching facilities and networks to serve their business customers. This means huge demand for our digital voice switches and broadband systems by competitive service providers (CSPs) that include CLECs, LDCs and ISPs. We believe that combined power of our digital voice switches and broadband Internet systems offers CSPs affordable one-stop solution.

We believe that we are at the threshold of the local-loop telephone switching metamorphosis in the U.S. According to data released by FCC, to-date less than 6 million local-loop switched lines were owned by the competitors as compared to 163 million such lines owned by Bells. Hereafter, CSPs have to continuously invest, year after year, in bringing their local-loop switching infrastructure at par with the Bells. Beginning in 2004, we expect CSPs to increase their capital expenditures towards that end. We intend to serve this huge market expected to be about $84 billion over the next ten years. Looking ahead, we see ourselves helping these CSPs succeed in owning their critical 'last mile' local-loop networks to their business customers instead of leasing Bell facilities at uneconomical rates.

We intend to supply our modern distributed voice switching and broadband systems for critical 'last mile' applications to CSPs, especially for multiple tenant buildings applications, for their business customers, using the following of our proven systems:

    Cyber Distributed Central Office (CDCO) CLASS 5 exchange provides voice subscriber lines such as POTS, ISDN, analog trunk lines for PABXs, etc.

    Cyber Tandem Exchange (CTSX) CLASS 4 provides T1 carrier grade voice and data trunks.

    Cyber Internet Access Network (CIAN), a high performance IP (Internet Protocol) distribution softswitch/router, provides multiple business customers simultaneous broadband access at T1 or multiple T1 speeds up to T3.

We believe that our CDCO, CTSX and CIAN systems are ideally suited for building local-loop digital voice switched and broadband networks requiring increased reliability, performance, scalability, interoperability, and flexibility. Our strategy is to market our combined digital voice switched and broadband network solution to CSPs, including utilities and landlords opting to be CSPs, for the creation of high performance local-loop digital voice switched and broadband networks. The control of local-loop networks is essential to effectively service business customers as indicated, a few years ago, from the collapse of numerous CLECs, LDCs, ISPs and DSL providers. Due to the 2003 FCC's New Phone Policy, we believe that we are poised to be the leading supplier of digital voice switches and broadband systems for the creation of critical 'last mile' local-loop networks in the United States, especially for the multiple tenant building applications.

There is abundant capacity of optically-enabled TDM (voice) and IP (broadband) backbone network between all major cities in the United States, but as yet businesses or consumers do not have any access to that capacity for both voice and broadband without using Bell switches. Industry experts estimate that only between 2.6% to 5% of this capacity is currently being utilized. Our high-performance CDCO and CTSX distributed TDM switches, and CIAN IP distribution softswitch/routers are specifically designed to allow competitive service providers (CSPs) to efficiently deploy local-loop digital TDM (voice) and IP (broadband) networks including TDMoIP (TDM voice over IP), connecting business customers to the respective TDM and IP backbone network. We believe that we will establish a strong market position with early adopters of our technology and will build on this position as the competitive service provision market establishes itself, however, there can be no assurance that we will be successful in this market.

During fiscal year 2003, we developed a stronger foothold in the Nigerian telecommunications market by having our digital wireless telephone exchanges accepted by a number of states. In addition, we were selected, over established companies such as Alcatel and Siemens, to provide Nigeria with a 10,000-line telephone network. Since we offer an affordable telecommunications as well as Internet capability, the Nigerian authorities have selected us as the ideal supplier of digital telephone exchanges and Internet systems. Over the next few years, we expect to supply in the aggregate $80 million of our digital telephone exchanges (CDCO and CTSX) to the federal and state government agencies and to private telephone operators in Nigeria. Generally, payment terms for these sales consist of some cash-in-advance and the remaining balance paid through an irrevocable confirmed letters of credit. For some transactions, Export-Import (Ex-Im) Bank of the United States has agreed to provide 5 year financing to certain Nigerian buyer's for the purchase of our digital telephone exchanges, in which case we receive payments upon shipment from an U.S. Bank designated by Ex-Im Bank. However, there can be no assurance that we will be successful in supplying any of our digital telephone exchanges to the Nigerian telecommunications market.

Results of Operations

For Three Months Ended September 30, 2003

Net sales for the quarter ended September 30, 2003 were zero as compared to zero for the quarter ended September 30, 2002. Gross profit for the quarter ended September 30, 2003 was zero of net sales as compared to zero for the quarter ended September 30, 2002. Selling, general and administrative expenses decreased from $219,300 in September 30, 2002 to $82,390 in the quarter ended September 30, 2003, representing a decrease of $136,910 or 62%. Research and development expenses for the quarter ended September 30, 2003 were $11,692 as compared to $26,662 for the quarter ended September 30, 2002, representing a decrease of $14,970 or 56%. Net loss for the quarter ended September 30, 2003 was $(106,971) or $(0.005) per share as compared to $(245,945) or $(0.012) per share for the quarter ended September 30, 2002.

For Six Months Ended September 30, 2003

Net sales for the period ended September 30, 2003 were zero as compared to zero for the same period ended September 30, 2002. Gross profit for the period ended September 30, 2003 was zero of net sales as compared to zero for the same period ended September 30, 2002. Selling, general and administrative expenses decreased from $496,870 in period ended September 30, 2002 to $162,639 in the same period ended September 30, 2003, representing a decrease of $334,231 or 67%. Research and development expenses for the period ended September 30, 2003 were $25,577 as compared to $50,412 for the same period ended September 30, 2002, representing a decrease of $24,835 or 49%. Net loss for the period ended September 30, 2003 was $(212,019) or $(0.009) per share as compared to $(547,265) or $(0.026) per share for the same period ended September 30, 2002.

Liquidity and Capital Resources

Our ability to generate cash adequate to meet our needs results primarily from sale of preferred and common stock, cash flow from operations and cash advances in the form of loan from our Chief Executive Officer. Total working capital decreased by $119,838 to $(143,452) at September 30, 2003 from $(23,614) at March 31, 2003. The current ratio of current assets to current liabilities decreased to 0.82 to 1 as at September 30, 2003 from 0.96 to 1 as at March 31, 2003. Current levels of inventory are adequate to meet sales for the next six months. We have no off-balance sheet arrangements.

On July 2, 2001, we concluded a firm commitment of $6 million private equity line from an accredited institutional investor. We are able to draw down, at our discretion, up to a maximum of $250,000 and a minimum of $100,000 per month, during a term of thirty months from July 2, 2001 ending December 31, 2003. We are allowed to make a maximum of 24 draw downs over this period, including a cushion period of 7 days during which no draw down can be made. If we do not draw down in a specific month, our available equity line reduces by $250,000. During the years ended March 31, 2003 and 2002, we drew down $413,000 and $209,000 against the equity line and issued 842,934 and 453,004 shares of common stock, respectively. During the quarter ended June 30, 2003, we drew down $82,000 and issued 327,211 shares of common stock. During the quarter ended September 30, 2003, we drew down $4,545 and issued 21,044 shares of common stock. As of September 30, 2003, there remains a minimum and maximum available balance of $0.2 and $0.5 million, respectively, under this private equity line, subject to market conditions. In deteriorating market conditions, we may not be able to draw down any amount, hence, we cannot rely on this private equity line.

As of the period ended September 30, 2003, our company has received cash advances from our Chief Executive Officer, J.C. Chatpar, in the aggregate amount of $415,300, under both a promissory note and unsecured loan to our company. In addition, our company has also received cash advances from a shareholder as unsecured loan in the amount of $80,000.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
  Exhibits
    Certification of Chief Executive Officer and Chief Financial Officer

  Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant for the quarter ended September 30, 2003.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: November 6, 2003	CYBER DIGITAL, INC

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

  b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

  c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

November 6, 2003

/s/ J.C. Chatpar

J.C. Chatpar

Chief Executive Officer and

Chief Financial Officer

Exhibit 99.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Cyber Digital, Inc. (the Company) on Form 10-QSB for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, J.C. Chatpar, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to, 906 of the Sarbanes-Oxley Act of 2002, that:

  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ J.C. Chatpar

J.C. Chatpar

Chief Executive Officer and

Chief Financial Officer

November 6, 2003