Form 10QSB
period 2003-12-31
CYBER DIGITAL INC
filed 2004-02-10
CIK 721295

3: CYBER DIGITAL, INC.

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2003

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

Yes [X]	No [_]

The number of shares of stock outstanding at February 5, 2004: 22,326,542 shares of Common Stock; par value $.01 per share.

	CYBER DIGITAL, INC.
	BALANCE SHEETS

	December 31, 2003	March 31, 2003
ASSETS	(Unaudited)	(Audited)

Current Assets
Cash and cash equivalents	$7,123	$7,445
Inventories	582,575	582,575
Prepaid and other current assets	45,283	44,334

Total Current Assets	634,981	634,354

Property and Equipment, net
Equipment	$339,394	$337,973
Furniture and Fixtures	64,355	64,355
Leasehold Improvements	4,786	4,786
	$408,535	$407,114
Accumulated depreciation	408,535	393,656

Total Property and Equipment	$0	$13,458

Other Assets	26,374	26,374

TOTAL ASSETS	$661,355	$674,186

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable, accrued expenses, and taxes	$286,253	$287,368
Officer note payable	420,300	366,600
Shareholder loan payable	150,000	0
Settlement payable-current portion	8,256	4,000

Total Current Liabilities	864,809	657,968

Long Term Debt
Settlement payable	17,967	24,223

Commitments and Contingencies

Shareholders' Equity (Deficit)
Preferred stock - $.05 par value; cumulative, convertible and
Participating; authorized 10,000,000 shares
Series C; issued and outstanding 310 shares at
December 31, 2003 and March 31, 2003	16	16
Common stock - $.01 par value; authorized 60,000,000 shares;
issued and outstanding 22,326,542 and 21,978,287
shares at December 31, 2003 and March 31, 2003, respectively	223,266	219,784
Additional paid-in-capital	18,816,740	18,733,860
Accumulated deficit	(19,261,443)	(18,961,665)

Total Shareholders' Equity (Deficit)	(221,421)	(8,005)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$661,355	$674,186

The accompanying notes are an integral part of these statements.

	CYBER DIGITAL, INC.
	STATEMENTS OF OPERATIONS
	(Unaudited)
	Three months ended December 31,
	2003	2002

Net Sales	$0	$0

Cost of Sales	0	0

Gross Profit	0	0

Operating Expenses
Selling, general and administrative expenses	$63,435	$79,952
Research and development	9,231	19,672

Total Operating Expenses	72,666	99,714

Loss from Operations	(72,666)	(99,714)

Other Income (Expense)
Other income	0	0
Interest expense	(15,093)	0

Total Other Income (Expense)	(15,093)	0

Net Loss	(87,759)	(99,714)

Preferred Stock Dividend	0	0

Income Available to Common Shareholders	$(87,759)	$(99,714)

Net Loss Per Share of Common Stock

Loss from Operations - Basic	$(.004)	$(.005)
Diluted	$(.004)	$(.005)

Net Loss - Basic	$(.004)	$(.005)
Diluted	$(.004)	$(.005)

Weighted average number of common shares outstanding	22,249,402	21,506,295

The accompanying notes are an integral part of these statements.

	CYBER DIGITAL, INC.
	STATEMENTS OF OPERATIONS
	(Unaudited)
	Nine months ended December 31,
	2003	2002

Net Sales	$0	$0

Cost of Sales	0	0

Gross Profit	0	0

Operating Expenses
Selling, general and administrative expenses	$226,074	$576,822
Research and development	34,808	70,174

Total Operating Expenses	260,882	646,996

Loss from Operations	(260,882)	(646,996)

Other Income (Expense)
Other income	0	17
Interest expense	(38,896)	0

Total Other Income (Expense)	(38,896)	17

Net Loss	(299,778)	(646,979)

Preferred Stock Dividend	0	0

Income Available to Common Shareholders	$(299,778)	$(646,979)

Net Loss Per Share of Common Stock

Loss from Operations - Basic	$(.013)	$(.03)
Diluted	$(.013)	$(.03)

Net Loss - Basic	$(.013)	$(.03)
Diluted	$(.013)	$(.03)

Weighted average number of common shares outstanding	22,249,402	21,506,295

The accompanying notes are an integral part of these statements.

	CYBER DIGITAL, INC.
	STATEMENTS OF CASH FLOWS
	(Unaudited)
	Nine months ended, December 31,
	2003	2002

Cash Flows from Operating Activities
Net loss	$(299,778)	$(646,979)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	14,622	36,932
Amortization	257	254
(Increase) decrease in operating assets:
Prepaid expenses	(630)	(8,,503)
Increase (decrease) in operating liabilities:
Accounts payable, accrued expenses and taxes	(1,436)	161,302
Settlement payable	(2,000)	0

Net Cash Used in Operating Activities	(288,965)	(456,994)

Cash Flows from Investing Activities
Purchase of equipment	$(1,421)	$0

Net Cash Used in Investing Activities	$(1,421)	$0

Cash Flows from Financing Activities
Issuance of common stock	$86,364	$481,818
Proceeds from officer loan	53,700	0
Proceeds from shareholder loan	150,000	0

Net Cash Provided by Financing Activities	$290,064	$481,818

Net Increase (Decrease) in Cash and Cash Equivalents	(322)	24,854

Cash and Cash Equivalents at Beginning of Period	7,445	13,330

Cash and Cash Equivalents at End of Period	$7,123	$38,184

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Income taxes	$2,099	$1,352

The accompanying notes are an integral part of these statements.

CYBER DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the year ending March 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Companys Form 10-KSB, the year ended March 31, 2003.

NOTE 2 INVENTORIES

Inventory of purchased parts for eventual resale to customers are valued at the lower of cost or market, as determined by the first-in, first-out (FIFO) method and consisted of the following:

	December 31 2003	March 31, 2003
Raw Materials	$515,918	$515,918
Finished Goods	66,657	66,657
	$582,575	$582,575

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

Overview

We design, develop software for, manufacture and market a range of unique distributed digital-voice-switching infrastructure equipment for public switched-voice-network operators worldwide. We also design, develop software for, manufacture and market a vast array of high-performance Internet infrastructure systems, such as soft-switches, routers, gateways, firewalls and servers used by Internet service providers to create next-generation digital broadband networks, VoIP networks, and virtual private networks, or "VPN," services. Our mission is to become the leading supplier of (1) distributed digital voice switches and broadband systems in the United States, and (2) distributed digital voice switches to developing countries such as Nigeria. We believe that service providers can offer affordable yet modern voice and broadband Internet services by exclusively using our vast array of voice and Internet systems.

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

Emerging Market Opportunity in the FCC Unregulated Market

In January 2004, Federal Communications Commission (FCC) created the next revolution in voice communications by not intending to regulate Voice-Over-Internet Protocol (VoIP) services. Prior to this FCC's decision, it would have been illegal for us to enter this emerging market. In direct response to this FCC's decision, we have made a strategic decision to enter the $300 billion voice services market by using our recently created VoIP systems. In anticipation of this next revolution in communication, we have created our own VoIP technology whereby it converts traditional voice into packet switched data for low cost transmission using Internet Protocol (IP). Our unique VoIP system allows the existing public switched telephone network (PSTN), such as the Bells network, to co-exist and inter-operate with the emerging VoIP network. We believe that we are one of a very few telecom companies with this technology that allows us to build this emerging VoIP network while bridging to the traditional PSTN (Bells network). Currently, PSTN carries $300 billion of voice calls per year. We expect to build VoIP based facilities nationwide by deploying over 300 of our systems, creating over 300 POPs (Point-of-Presence). The coverage provided by these POPs will permit every subscriber, whether residential or business, to access our VoIP network. We expect to significantly lower the cost of providing telephone services by simply collapsing the cost of network by virtue of using the Internet. Yet, providing the requisite quality and reliability due to the inherent software aspects of our VoIP systems.

Our strategy is to build this network nationwide as rapidly as we can and offer low cost voice services to numerous non-facilities based resellers, who were victims of the recent past telecom meltdown. Non-facilities based resellers, pursuant to the Telecom Act of 1996, simply bought wholesale minutes of voice service from the Bells and resold to their subscribers, albeit at a significant loss. In fact, this was one of the reasons that created the telecom meltdown as Bells profited at the expense of these resellers, who were in the majority as non-facilities based that did not purchase any digital voice switches. (See our Form 10-KSB, for year ended March 31, 2003, "Business - Industry Background - Failure of 1996 Telecom Act".)

Our VoIP system is derived from the amalgamation of our Cyber Internet Access Network (CIAN) packet switch and Class 4 Cyber Tandem Exchange (CTSX) technologies. CIAN switch can inter-operate with PPP, Frame Relay or Private Line IP based packet switched technologies and carry "Anything-Over-IP", including Voice-Over-IP, Video-Over-IP, Video-Over-IP and Multimedia-Over-IP. CTSX can inter-operate with wireline traditional circuit-switched voice Public Switched Telephone Network (PSTN), such as Bells network. The combined technologies provide a unique VoIP softswitch platform that allows the existing PSTN to co-exist and inter-operate with the emerging VoIP network. However, there can be no assurance that we will be successful in this market.

Emerging Market Opportunity in the FCC Regulated Market

Our systems are ideally suited for the U.S. due to the Federal Communications Commission's (FCC) new ruling on phone policy, announced February 20, 2003, but officially released on August 21, 2003, requiring competitive local exchange carriers (CLEC) and long distance carriers (LDC) to use their own digital voice switches for connecting calls instead of leasing Bell switches, for their business customers (hereinafter referred to as "2003 FCC's New Phone Policy"). Prior, to this 2003 FCC's New Phone Policy, there was no market for our digital voice switches in the U.S. Even today, under the current FCC regulations we cannot legally provide traditional voice services in the U.S. using our digital voice switches , unless we are licensed as a CLEC or LDC, as FCC regulates this market. The cost of obtaining such license is formidable, as a minimum a few hundred million dollars, which is out of our reach. Because of certain policy changes for this regulated market, we believe that an emerging market opportunity has been created by 2003 FCC's New Phone Policy, provided however, CLECs and LDCs allocate capital towards building their local-loop infrastructure.

Telecom competitors, such as CLECs and LDCs, have lost the battle with the Bells, who will virtually shut off local access to them pursuant to 2003 FCC's New Phone Policy. Currently, these competitors pay about 70% of their total billings as local access charges to Bells, impairing their economic viability. Furthermore, the local access or the critical 'last mile' charges will be rising from 40 percent to over 60 percent by 2005, making local network ownership by competitors an increasingly key factor for the future. FCC necessitates CLECs and LDCs to build their own critical 'last mile' local-loop network consisting of local switching facilities, loops and transport. FCC further rules that CLECs and LDCs must also provide broadband data services along with voice services. So also FCC mandates that Internet service providers (ISP) must also provide voice along with broadband data services. Hence, CLECs, LDCs and ISPs must build their own local voice and broadband switching facilities and networks to serve their business customers. This means there should be demand for our digital voice switches and broadband systems by competitive service providers (CSPs) that include CLECs, LDCs and ISPs. We believe that combined power of our digital voice switches and broadband Internet systems offers CSPs affordable one-stop solution.

We believe that we are at the threshold of the local-loop telephone switching metamorphosis in the U.S. According to data released by FCC, to-date less than 6 million local-loop switched lines were owned by the competitors as compared to 163 million such lines owned by Bells. Hereafter, CSPs have to continuously invest, year after year, in bringing their local-loop switching infrastructure at par with the Bells. Beginning in 2004, we expect CSPs to increase their capital expenditures towards that end. We intend to serve this emerging market expected to be about $84 billion in total over the next ten years. Looking ahead, we see ourselves helping these CSPs succeed in owning their critical 'last mile' local-loop networks to their business customers instead of leasing Bell facilities at uneconomical rates. We believe that those CSPs who do not elect to invest capital in owning their critical 'last mile' local-loop infrastructure will either declare bankruptcy or consolidate with other companies, perhaps, therefore delaying growth in this emerging regulated market.

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

We believe that our CDCO, CTSX and CIAN systems are ideally suited for building local-loop digital voice switched and broadband networks requiring increased reliability, performance, scalability, interoperability, and flexibility. Our strategy is to market our combined digital voice switched and broadband network solution to CSPs, including utilities and landlords opting to be CSPs, for the creation of high performance local-loop digital voice switched and broadband networks. The control of local-loop networks is essential to effectively service business customers as indicated, a few years ago, from the collapse of numerous CLECs, LDCs, ISPs and DSL providers. Due to the 2003 FCC's New Phone Policy, we believe that we are poised to be a successful supplier of digital voice switches and broadband systems for the creation of critical 'last mile' local-loop networks in the United States, especially for the niche market of multiple tenant building applications.

There is abundant capacity of optically-enabled TDM (voice) and IP (broadband) backbone network between all major cities in the United States, but as yet businesses or consumers do not have any access to that capacity for both voice and broadband without using Bell switches. Industry experts estimate that only between 2.6% to 5% of this capacity is currently being utilized. Our high-performance CDCO and CTSX distributed TDM switches, and CIAN IP distribution softswitch/routers are specifically designed to allow competitive service providers (CSPs) to efficiently deploy local-loop digital TDM (voice) and IP (broadband) networks including TDMoIP (TDM voice over IP), connecting business customers to the respective TDM and IP backbone network. In this highly regulated market, we believe that we will gradually establish a market position with early adopters of our technology and will build on this position as the competitive service provision market establishes itself, however, there can be no assurance that we will be successful in this market.

Market Opportunity in Developing Countries

We continue to develop a stronger foothold in the Nigerian telecommunications market by having our digital wireless telephone exchanges accepted by a number of states and private telephone operatators. In addition, we were selected, over established companies such as Alcatel and Siemens, to provide Nigeria with a 10,000-line telephone network. Since we offer an affordable telecommunications as well as Internet capability, the Nigerian authorities have selected us as the ideal supplier of digital telephone exchanges and Internet systems. Over the next few years, we expect to supply in the aggregate $80 million of our digital telephone exchanges (CDCO and CTSX) to the federal and state government agencies and to private telephone operators in Nigeria. Generally, payment terms for these sales consist of some cash-in-advance and the remaining balance paid through an irrevocable confirmed letters of credit. For some transactions, Export-Import (Ex-Im) Bank of the United States has agreed to provide 5 year financing to certain Nigerian buyer's for the purchase of our digital telephone exchanges, in which case we receive payments upon shipment from an U.S. Bank designated by Ex-Im Bank. However, there can be no assurance that we will be successful in supplying any of our digital telephone exchanges to the Nigerian telecommunications market.

Results of Operations

For Three Months Ended December 31, 2003

Net sales were zero for the quarter ended December 31, 2003 as compared to zero for the quarter ended December 31, 2002. Gross profit was zero for the quarter ended December 31, 2003 as compared to zero for the quarter ended December 31, 2002. Selling, general and administrative expenses were $63,435 for the quarter ended December 31, 2003 as compared to $79,952 in the quarter ended December 31, 2002, representing a decrease of $16,517 or 21%. Research and development expenses were $9,231 for the quarter ended December 31, 2003 as compared to $19,672 for the quarter ended December 31, 2002, representing a decrease of $10,441 or 53%. Net loss was $(87,759) or $(0.004) per share for the quarter ended December 31, 2003 as compared to $(99,714) or $(0.005) per share for the quarter ended December 31, 2002.

For Nine Months Ended December 31, 2003

Net sales were zero for the period ended December 31, 2003 as compared to zero for the same period ended December 31, 2002. Gross profit was zero for the period ended December 31, 2003 as compared to zero for the same period ended December 31, 2002. Selling, general and administrative expenses were $226,074 for the period ended December 31, 2003 as compared to $576,822 for the same period in December 31, 2002, representing a decrease of $350,748 or 61%. Research and development expenses were $34,808 for the period ended December 31, 2003 as compared to $70,174 for the same period ended December 31, 2002, representing a decrease of $35,366 or 50%. Net loss was $(299,778) or $(0.013) per share for the period ended December 31, 2003 as compared to $(646,979) or $(0.03) per share for the same period ended December 31, 2002.

Liquidity and Capital Resources

Our ability to generate cash adequate to meet our needs results primarily from sale of preferred and common stock, cash flow from operations and cash advances in the form of loan from our Chief Executive Officer. Total working capital decreased by $206,214 to $(229,828) at December 31, 2003 from $(23,614) at March 31, 2003. The current ratio of current assets to current liabilities decreased to 0.73 to 1 as at December 31, 2003 from 0.96 to 1 as at March 31, 2003. Current levels of inventory are adequate to meet sales for the next six months. We have no off-balance sheet arrangements.

On July 2, 2001, we concluded a firm commitment of $6 million private equity line from an accredited institutional investor. We are able to draw down, at our discretion, up to a maximum of $250,000 and a minimum of $100,000 per month, during a term of thirty months from July 2, 2001 ending December 31, 2003. We are allowed to make a maximum of 24 draw downs over this period, including a cushion period of 7 days during which no draw down can be made. If we do not draw down in a specific month, our available equity line reduces by $250,000. During the years ended March 31, 2003 and 2002, we drew down $413,000 and $209,000 against the equity line and issued 842,934 and 453,004 shares of common stock, respectively. During the quarter ended June 30, 2003, we drew down $82,000 and issued 327,211 shares of common stock. During the quarter ended September 30, 2003, we drew down $4,545 and issued 21,044 shares of common stock. There were no draw downs during the quarter ended December 31, 2003. Since the term of the private equity line expired on December 31, 2003, the available balance is zero.

As of the period ended December 31, 2003, our company has received cash advances from our Chief Executive Officer, J.C. Chatpar, in the aggregate amount of $420,300, under both a promissory note and unsecured loan to our company. In addition, our company has also received cash advances from a shareholder as unsecured loan in the amount of $150,000.

Additional financing will be needed to support the future growth plans of our company, as defined below for each of the three market segments:

Unregulated Emerging VoIP Service Market Segment: In order to build POPs, using our VoIP systems, in several major metropolitan areas significant capital will be required. We are looking for such capital from various state government financial assistance programs such as Industrial Development Agency (IDA) bonds for manufacturing and building of POPs, working capital loans, manufacturing assistance loans, revolving loans, telecom fund loans, wage tax credits for new hires, investment tax credits, etc. Under consideration are $10 million IDA bond at 1.2% interest rate and 15 year term; and various loans aggregating $3 million at interest rates ranging from 1% to 3% with terms varying from 1-1/2 years to 7 years. We believe that such funding is possible because in January 2004, FCC created the next revolution in voice communications by not intending to regulate Voice-Over-Internet Protocol (VoIP) services. Prior to this FCC's decision, it would have been illegal for us to enter this emerging market.

Regulated Emerging Market Segment: We are currently not looking for capital for this market, unless we see that CLECs and LDCs plan to build their own critical 'last mile' local-loop network consisting of local digital voice switches, loops and transport. We believe that this market will emerge. Prior, to 2003 FCC's New Phone Policy, there was no market for our digital voice switches in the U.S. Even today, under the current FCC regulations we cannot legally provide traditional voice services in the U.S. using our digital voice switches , unless we are licensed as a CLEC or LDC, as FCC regulates this market.

Developing Countries Market Segment: We do not need capital for this market, principally Nigeria. Our equipment sale agreements require buyer's to make payments through cash-in-advance and the remaining balance paid through an irrevocable confirmed letters of credit. For some transactions, Export-Import (Ex-Im) Bank of the United States has agreed to provide 5 year financing to certain Nigerian buyer's for the purchase of our digital telephone exchanges, in which case we receive payments upon shipment from an U.S. Bank designated by Ex-Im Bank. In addition, should we require capital for these transactions, Ex-Im Bank has given us guarantee to fulfill all our working capital requirements.

The search for financing continues. However, economic factors have greatly decreased the availability and increased the cost of financing for our industry and hampered our progress in this area. In addition, our common stock trades sporadically on the Over-the-Counter Bulletin Board as a "penny stock", mitigating our ability to obtain equity capital at reasonable terms. Therefore, there is no assurance that there will be future financing available at terms that are acceptable to us. If we fail to obtain sufficient funds, we may need to delay, scale back or terminate some or all of our research and development programs and our anticipated expansion or otherwise curtail our operations.

PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
  Exhibits
    Certification of Chief Executive Officer and Chief Financial Officer

  Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant for the quarter ended December 31, 2003.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: February 9, 2004	CYBER DIGITAL, INC

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

February 9, 2004

/s/ J.C. Chatpar

J.C. Chatpar

Chief Executive Officer and

Chief Financial Officer

Exhibit 99.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Cyber Digital, Inc. (the "Company") on Form 10-QSB for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J.C. Chatpar, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to ? 906 of the Sarbanes-Oxley Act of 2002, that:

  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ J.C. Chatpar

J.C. Chatpar

Chief Executive Officer and

Chief Financial Officer

February 9, 2004