Form 10KSB
period 2004-03-31
CYBER DIGITAL INC
filed 2004-06-29
CIK 721295

3:

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2004

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

As of June 22, 2004, Registrant had 22,326,542 shares of Common Stock outstanding ($.01 par value). On that Date, the aggregate market value of the Common Stock held by persons other than those who may be deemed affiliates of Registrant was $1,384,000 (based on the last sale price reported on over-the-counter market electronic bulletin board on such date).

Transitional Small Business Disclosure Format (check one):

Yes [_]	No [X]

PART 1

We have provided a glossary of terms for your convenience beginning on page 15.

ITEM 1 - DESCRIPTION OF BUSINESS

OVERVIEW

We design, develop, manufacture and market a range of unique distributed digital voice switching infrastructure equipment for public switched voice network operators worldwide. We also design, develop, manufacture and market a vast array of high performance Internet infrastructure systems such as soft-switches, routers, gateways, firewalls and servers used by Internet service providers to create next-generation digital broadband services, Voice-over Internet Protocol (VoIP) services, and virtual private networks (VPN) services. Our mission is to become a cost effective supplier of (i) digital voice switches and broadband systems in the U.S., and (ii) digital voice switches to developing countries such as China, India and Brazil. We believe that service providers can offer affordable yet modern voice and broadband Internet services by using our vast array of voice and Internet systems.

Unlike our competitors systems, our systems are neither labor nor capital intensive but are software intensive. This capability, in contrast to that of our competitor's, makes our systems more affordable for both voice and Internet service providers worldwide. Our digital voice switching and Internet Protocol (IP) infrastructure systems are based on our proprietary operating system software, which provides high performance, reliability and functionality.

Our vast array of both digital voice and Internet infrastructure systems address every facet of building affordable yet modern telecommunication and digital broadband networks. Our voice and Internet switching systems can use fiber optic or digital wireless transmission, which enable developing countries to easily and rapidly deploy telecommunications services to consumers within months rather than years. We believe that we are one of a very few, if not the only, company in the world with proprietary technology of distributed digital switching. Our systems are ideally suited for the U.S., in the aftermath of the recent telecommunication meltdown.

In January 2004, Federal Communications Commission (FCC) created the next revolution in voice communications by not intending to regulate Voice-Over-Internet Protocol (VoIP) services. In direct response to this FCC's decision, we have made a strategic decision to enter this multi-billion dollar voice services market by using our recently created VoIP systems. In anticipation of this next revolution in communication, we have created our own VoIP technology whereby it converts traditional voice into packet switched data for low cost transmission using Internet Protocol (IP). Our unique VoIP system allows the existing public switched telephone network (PSTN), such as the Bells network, to co-exist and inter-operate with the emerging VoIP network. We believe that we are one of a very few telecom companies with this technology that allows us to build this emerging VoIP network while bridging to the traditional PSTN (Bells network). Our objective is to provide very low cost domestic long distance service to consumers by carrying the traffic over the Internet. We believe that we could gain a reasonable market share in this emerging unregulated market.

On June 15, 2004, Supreme Court finally approved the Federal Communications Commission's (FCC) new ruling on the regulated phone policy released on August 21, 2003, requiring Bell's competitors such as long distance carriers (LDCs) to use their own digital voice switches for connecting calls instead of leasing Bell switches. This ruling forces the Bell's competitors to build their own local switching facilities, presumably using our affordable digital voice switches and broadband systems which are ideal for building critical 'last mile' local-loop networks. There is abundant capacity of optically enabled IP backbone networks between all major cities in the U.S., but as yet businesses or consumers do not have adequate access to that capacity. Our vast array of digital voice switches and high-performance distribution routers are specifically designed to allow Bell's competitors to meet the requirements of local-loop voice and digital broadband networks. We believe that we could establish an acceptable market position with early adopters of our technology in this emerging regulated market.

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

In developed countries, such as the United States, the requisite voice network is already in place, hence the number of Internet users is growing at unprecedented rates. In developing countries such as China, India, Brazil and Nigeria, there is little or no basic voice network, leaving many of these nations struggling to take part in the Internet revolution.

The demand for Internet applications, such as distance learning, municipal virtual private networks and medical/emergency communications systems have induced developing countries to aggressively invest in communications infrastructure. These countries must first build a basic voice network, the platform of the Internet, before they can become part of this information revolution.

The following table shows projected seven-year communication infrastructure spending for selected countries, according to Pyramid Research:

Projected Communication Infrastructure Investment by 2010
Country	Number Lines Built (000s)	Cumulative Investment (US $ Millions)

China	120,244	162,539
India	84,405	134,223
Brazil	33,263	51,216
Nigeria	5,000	7,000

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

Domestic Market

We believe that emerging market opportunities exist in the United States due to two recent FCC policies as follows:

Emerging Market Opportunity in the FCC Unregulated Market

In January 2004, Federal Communications Commission (FCC) created the next revolution in voice communications by not intending to regulate Voice-Over-Internet Protocol (VoIP) services. Prior to this FCC's decision, it would have been illegal for us to enter this emerging market. In direct response to this FCC's decision, we have made a strategic decision to enter this multi-billion dollar voice services market by using our recently created VoIP systems. In anticipation of this next revolution in communication, we have created our own VoIP technology whereby it converts traditional voice into packet switched data for low cost transmission using Internet Protocol (IP). Our unique VoIP system allows the existing public switched telephone network (PSTN), such as the Bells network, to co-exist and inter-operate with the emerging VoIP network. We believe that we are one of a very few telecom companies with this technology that allows us to build this emerging VoIP network while bridging to the traditional PSTN (Bells network).

Our objective is to provide very low cost domestic long distance voice service to consumers by carrying the traffic over the Internet. Unlike traffic on the Internet faces no boundaries, our domestic PSTN is strictly defined by boundaries identified by specific area codes according to our North American Numbering Plan (NANP) system. Telephone calls between area codes are, generally, termed as long distance calls. Calls within an area code are termed as a local call. Currently, the existing PSTN uses numerous Time Division Multiplex (TDM) switches between area codes to carry long distance calls on a circuit switched basis. This approach is expensive as a dedicated circuit is established for the duration of each long distance call. However, this circuit switched network has the advantage of secure and clear voice communication and is deployed globally with penetration of almost 100%. With the advent of Internet Protocol and the ability to carry voice over packet switched network, and the ubiquity of Internet, long distance calls can be transported between area codes very inexpensively. However, the security and quality of voice over Internet is inferior to that of circuit switched networks. We believe that despite these negatives of VoIP technology, an emerging market opportunity exists because of those consumers who are willing to tolerate poor quality and low security for greater savings in making long distance calls.

According to information released by FCC on December 22, 2003, there were a total of 182.8 million end-user circuit switched local access lines. Based on our NANP system, these circuit switched access lines are spread over 300 area codes. Hence, in order for us to carry long distance voice traffic nationwide over the Internet, we would need to build over 300 of our unique VoIP based facilities; creating over 300 VoIP POPs (Point-of-Presence). Each VoIP POP translates voice traffic from circuit switched access lines to packet switched VoIP data to be carried over the Internet. Since, the 182.8 million consumers or end-users generally, pay fixed local charges for unlimited local calling to the four Baby Bells, our strategy is to offer a local access number within their area code to make long distance calls over the Internet. Upon dialing a local access number, these consumers will receive an Internet Dial-tone from our local VoIP POP, which will direct the call to our destination VoIP POP for call termination.

Hence, we expect to build VoIP based facilities nationwide by deploying over 300 of our VoIP POP systems. The coverage provided by our VoIP POPs will permit every consumer, whether residential or business, to access our VoIP network for long distance calls within U.S. We expect to significantly lower the cost of providing long distance telephone services by virtue of using the Internet instead of the traditional costly long distance network. Yet, providing the requisite quality and reliability due to the inherent software aspects of our VoIP POP systems.

Our VoIP system is derived from the amalgamation of our Cyber Internet Access Network (CIAN) packet switch and Class 4 Cyber Tandem Exchange (CTSX) technologies. CIAN switch can inter-operate with PPP, Frame Relay or Private Line IP based packet switched technologies and carry "Anything-Over-IP", including Voice-Over-IP, Video-Over-IP and Multimedia-Over-IP. CTSX can inter-operate with wireline traditional circuit-switched voice Public Switched Telephone Network (PSTN), such as Bells network. The combined technologies provide a unique VoIP softswitch platform that allows the existing PSTN to co-exist and inter-operate with the emerging VoIP network.

Emerging Market Opportunity in the FCC Regulated Market

On June 15, 2004, Supreme Court finally approved the Federal Communications Commission's (FCC) new ruling on the regulated phone policy released on August 21, 2003, requiring Bell's competitors such as long distance carriers (LDCs) to use their own digital voice switches for connecting calls instead of leasing Bell switches (hereinafter referred to as "2003 FCC's New Phone Policy"). Prior, to this 2003 FCC's New Phone Policy, there was no market for our digital voice switches in the U.S. Even today, under the current FCC regulations we cannot legally provide traditional voice services in the U.S. using our digital voice switches , unless we are licensed as a CLEC or LDC, as FCC regulates this market. The cost of obtaining such license is formidable, as a minimum a few hundred million dollars, which is out of our reach. Because of certain policy changes for this regulated market, we believe that an emerging market opportunity has been created by 2003 FCC's New Phone Policy, provided however, CLECs and LDCs allocate capital towards building their local-loop infrastructure.

Telecom competitors, such as CLECs and LDCs, have lost the battle with the Bells, who will virtually shut off local access to them pursuant to 2003 FCC's New Phone Policy. Currently, these competitors pay about 70% of their total billings as local access charges to Bells, impairing their economic viability. Furthermore, the local access or the critical 'last mile' charges will be rising from 40 percent to over 60 percent by 2005, making local network ownership by competitors an increasingly key factor for the future. FCC necessitates CLECs and LDCs to build their own critical 'last mile' local-loop network consisting of local switching facilities, loops and transport. FCC further rules that CLECs and LDCs must also provide broadband data services along with voice services. So also FCC mandates that Internet service providers (ISP) must also provide voice along with broadband data services. Hence, CLECs, LDCs and ISPs must build their own local voice and broadband switching facilities and networks to serve their customers. This means there should be demand for our digital voice switches and broadband systems by competitive service providers (CSPs) that include CLECs, LDCs and ISPs. We believe that combined power of our digital voice switches and broadband Internet systems offers CSPs affordable one-stop solution.

We believe that we are at the threshold of the local-loop telephone switching metamorphosis in the U.S. According to data released by FCC, to-date less than 6 million local-loop switched lines were owned by the competitors as compared to 163 million such lines owned by Bells. Hereafter, CSPs have to continuously invest, year after year, in bringing their local-loop switching infrastructure at par with the Bells. Beginning in 2004, we expect CSPs to increase their capital expenditures towards that end. We intend to serve this emerging market expected to be in tens of billions of dollars over the next ten years. Looking ahead, we see ourselves helping these CSPs succeed in owning their critical 'last mile' local-loop networks to their customers instead of leasing Bell facilities at uneconomical rates. We believe that those CSPs who do not elect to invest capital in owning their critical 'last mile' local-loop infrastructure will either declare bankruptcy or consolidate with other companies, perhaps, therefore delaying growth in this emerging regulated market.

We intend to supply our modern distributed voice switching and broadband systems for critical 'last mile' applications to CSPs, especially for multiple tenant buildings applications, using the following of our proven systems:

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

We believe that our CDCO, CTSX and CIAN systems are ideally suited for building local-loop digital voice switched and broadband networks requiring increased reliability, performance, scalability, interoperability, and flexibility. Our strategy is to market our combined digital voice switched and broadband network solution to CSPs, including utilities and landlords opting to be CSPs, for the creation of high performance local-loop digital voice switched and broadband networks. The control of local-loop networks is essential to effectively service customers as indicated, a few years ago, from the collapse of numerous CLECs, LDCs, ISPs and DSL providers. Due to the 2003 FCC's New Phone Policy, we believe that we are poised to be a successful supplier of digital voice switches and broadband systems for the creation of critical 'last mile' local-loop networks in the United States, especially for the niche market of multiple tenant building applications.

There is abundant capacity of optically-enabled TDM (voice) and IP (broadband) backbone network between all major cities in the United States, but as yet businesses or consumers do not have any access to that capacity for both voice and broadband without using Bell switches. Industry experts estimate that only between 2.6% to 5% of this capacity is currently being utilized. Our high-performance CDCO and CTSX distributed TDM switches, and CIAN IP distribution softswitch/routers are specifically designed to allow competitive service providers (CSPs) to efficiently deploy local-loop digital TDM (voice) and IP (broadband) networks including TDMoIP (TDM voice over IP), connecting customers to the respective TDM and IP backbone network. In this highly regulated market, we believe that we could gradually establish a market position with early adopters of our technology as this competitive service provision market establishes itself.

OUR RANGE OF INTERNET SYSTEMS

We have developed our Internet infrastructure systems such as Cyber Business Internet Gateway (CBIG), Cyber Internet Access Network (CIAN) distribution router, Cyber Firewall (CFW) IPSec based firewall appliance and Cyber Web Server (CWEB). We intend to enhance our systems by new technologies and software when the market requires.

Cyber Business Internet Gateway

Our Cyber Business Internet Gateway (CBIG) a powerful Internet Protocol (IP) Frame Relay and Private Line based gateway that replaces many single function equipment such as router, network address translator, Ethernet-to-T1 converter, IP frame-relay and private-line equipment, CSU/DSU, firewall equipment, e-mail server and web server. We believe that our CBIG gateway is unique in the industry as it combines all the functions and features required by a customer-end network in one box, about the size of a reference handbook. Our CBIG dramatically increases the reliability of the customer-end network by eliminating many such devices while also lowering the overall cost of network acquisition by 40% to 50%.

Our CBIG offers built-in standard security features, making it what we believe to be an ideal enterprise-wide virtual private network (VPN). The firewalls are provided by IP filtering, IP masquerading and IP tunneling.

Cyber Internet Access Network

Our Cyber Internet Access Network (CIAN) is a high-end distribution router/soft-switch, which permits multiple business users to simultaneously access the Internet at a fixed committed bandwidth rate (CBR) on "always on" basis. Our CIAN creates a 'Mini-POP' (Points of Presence) and brings the Internet closer to users thus eliminating bottlenecks, reducing network delays and increasing reliability. Our CIAN distribution router has the capacity of 0.5Gbps and is suitable for T1 to T3 carrier grade applications. . Our CIAN distribution routers are specifically designed to allow Internet service providers to build local-loop digital broadband networks.

Cyber Firewall

Our proprietary standalone Cyber Firewall (CFW) series IPSec firewall appliance offers simple-do-it-yourself installation software for business -to-business e-commerce secure access and virtual private network applications. IPSec is an industry-wide standard for assuring the privacy, integrity and authenticity of information crossing public IP networks. Adhering to IPSec standards makes Internet "wiretapping" entirely impractical. Based on our proprietary software technology, our CFW IPSec firewall provides a cost-effective way of creating an enterprise-wide virtual private network (VPN) by enabling secure use of the Internet. Our CFW series firewall appliance is standalone and totally independent of customer's computing operating system platform.

Cyber Web Server

Our Cyber Web Server (CWEB) and Cyber Domain Name Server (CDNS) are based on Linux Operating System and Intel Pentium Processors. We believe that our servers are robust and proven-in for high performance web applications.

OUR RANGE OF DIGITAL VOICE SWITCHES

We offer a full array of distributed digital switching systems for modern digital telecommunications applications and networks. These systems are Cyber Distributed Central Office (CDCO), Cyber Tandem Exchange (CTSX) and Cyber Rural Exchange (CRX) for various applications, primarily for use in developing countries and for domestic Competitive Local Exchange Carriers (CLECs) and Long Distance Carriers (LDCs) intending to bypass the Bell's local-loop networks. Our commitment to research and development has enabled us to create new systems, employing SS7 or C7 signaling. Most importantly, we have developed specialized software for modern wireless and fiber optic networks. We intend to constantly develop additional new technologies and software for our systems.

Cyber Distributed Central Office

Our Cyber Distributed Central Office (CDCO) is designed to provide digital voice communications to subscribers in densely populated urban areas. Intended for Class 5 local central office exchange applications, CDCO features a modular distributed architecture with condensed hardware elements, as it is primarily driven by software. Our CDCO switching systems serve as the core of Integrated Services Digital Networks (ISDN), wired and wireless services, microcellular services, and personal communication services (PCS). The CDCO provides flexible digital interfaces for microwave systems, copper wire metallic systems, radio relay systems, wireless systems, fiber optic systems and satellite systems. Our CDCO system consists of nodes connected by standard digital links, which permit optimization of the network with respect to specific size, required traffic capacity and desired applications. The modular nature of the nodal structure of our CDCO provides an economical digital switching exchange from as little as a few hundred lines to as many as several million subscriber lines of capacity.

The control functions of our CDCO system are totally distributed in autonomous processing sub-systems or nodes. Node processors are loosely coupled and exchange information through standardized inter-nodal communication digital links. The distributed approach permits switching systems to be located closer to groups of subscribers or at subscribers' premises, which could dramatically reduce the cost of wiring and cabling and should result in instant installation. Moreover, a failure in one node does not affect other nodes. In addition, the distributed approach eliminates bottlenecks, as the system offers multiple routes for call completion.

Cyber Tandem Exchange

Our Cyber Tandem Exchange (CTSX) serves as an inter-city exchange for long distance trunk services as well as a regional trunk exchange connecting to various local CDCO exchanges by fiber optic or digital wireless transmission. Intended for Class 4 tandem exchange applications, CTSX has only digital interfaces, which offer capacities ranging from 500 to 500,000 digital trunks. Our proprietary Cybermesh software permits seamless operation with synchronous optical networks (SONET) or point-to-multi-point digital wireless networks. Our proprietary Cybermesh software allows all CTSXs connected in a mesh to provide virtually non-blocking service with excellent traffic handling capacity (not possible with monolithic switches). We also offer a version of CTSX strictly for international gateway functions for Class 3 applications, which utilizes our specialized proprietary software.

Cyber Rural Exchange

Our Cyber Rural Exchange (CRX) is a small distributed Class 5 central office exchange, primarily intended for rural, remote or community telephone applications. Our CRX is used by local telephone operating companies to provide switched connections for local subscriber-to-subscriber communications and subscriber to the long distance networks. Our CRX is cost effective for applications requiring from a few hundred subscribers up to a few thousand subscribers.

Cyber Switch Exchange

Our Cyber Switch Exchange (CSX) is a digital switching system designed for use as a private branch exchange (PBX) for offices, universities, hospitals and other large organizations.

OUR BUSINESS STRATEGY FOR FCC UNREGULATED MARKET

Our goal is to become a player in the niche market of providing low cost long distance services by using our VoIP POP systems in the United States. We intend to implement the following strategies to achieve our goal:

Exploit Early Market Entrance

Our strategy is to build this network nationwide as rapidly as we can and offer low cost long distance voice services to numerous non-facilities based resellers (NFR), who were victims of the recent past telecom meltdown. Non-facilities based resellers, pursuant to the Telecom Act of 1996, simply bought wholesale minutes of voice service from the Bells and resold to their subscribers, albeit at a significant loss. In fact, this was one of the reasons that created the telecom meltdown as Bells profited at the expense of these resellers, who were in the majority.

Focus on Building Local VoIP POPs for Non-facilities Based Resellers

We believe that most non-facilities based resellers (NFR) do not want to build any voice network on their own. They want to out source it. Traditionally, they have relied on the Bells for their network needs including on-going installation, maintenance and service. NFRs have predominantly focused on gaining end customers and market share by reselling Bells services. The 2003 FCC's new phone policy discourages NFRs to sell such services to their business customers without their own local network facilities. However, in January 2004, FCC created the next revolution in voice communications by not intending to regulate Voice-Over-Internet Protocol (VoIP) services encouraging NFRs to serve this market segment. We believe that NFRs have the expertise to capture significant share of this market, provided however, we build, maintain and service our VoIP POPs nationwide. Currently, under intense competition and extremely low margins most NFRs are not profitable. We believe that we could offer savings of 30% to NFRs on wholesale basis, by using our low cost long distance services. This would help us gain market share in this niche market quite rapidly, without resorting to direct marketing to each consumer, which could be prohibitive in early stages of this emerging market.

Create Pre-paid Card Brand for Non-facilities Based Resellers

We expect to sell our long distance services by pre-paid cards as well, under the brand names of many prominent retail chain stores such as Wal-Mart, Target, Circuit City, etc. We hope that once our nationwide VoIP POP network is in place, we could increase our market share through bulk sales of our pre-paid cards to such brand name oriented NFRs.

Focus on Building Relationships with Affinity Groups

We expect to build direct marketing relationships with affinity groups such as associations of numerous vertical industries, industrial park associations, college and university campuses, etc. We believe that this limited and highly focused direct marketing to such groups could provide us with a fair market share with reasonable profits.

Roll out in 300 NANP Area Codes

Our objective is to build, own and operate (BOO) our VoIP POPs in 300 NANP area codes, as rapidly as we can to serve the needs of NFRs. There is abundant capacity of optically-enabled IP backbone network between all 300 area codes in the United States. Industry experts estimate that only between 2.6% to 5% of this capacity is currently being utilized. Hence, the cost of broadband access to the Internet is very low, permitting us to transmit long distance traffic at very low cost. Our VoIP POP systems are specifically designed to be scalable. It can serve 3,840 subscribers, as a minimum, in a given area code. This scalable feature will allow us to efficiently deploy our VoIP POP systems without bearing excessive stranded capital during initial startup stage. We believe that we could establish a reasonable market position once we have built our VoIP POPs in all of the 300 area codes.

Provide Superior Customer Service

As part of our strategy to serve and retain NFRs, we intend to provide superior maintenance and service of our network. We intend to offer on-line web based purchase of wholesale long distance minutes by NFRs. In fact all services rendered by us will be on pre-paid or as rendered basis. Besides building and delivering a high-quality VoIP POP network that provide "almost carrier-grade voice" over the Internet, we will provide end-to-end proactive network monitoring and management through our software; and monitor and repair our network, 24 hours a day, seven days a week. Our objective in providing outstanding service to our NFRs and affinity group subscribers is to provide a high level of customer satisfaction, achieve customer loyalty and accelerate the adoption rate of our service. This would be achieved by the availability of our highly trained customer service representatives (CSR), located in the U.S., on a 24 hours a day, seven days a week. While our NFRs, in their own intensely competitive market, sell and bill directly to their business and residential customers, we are, in fact, their out-sourced VoIP facilities provider. We believe that our superior customer service to NFRs and affinity groups should allow us to maintain our customer loyalty for many years.

Our Network Architecture for Building VoIP POPs Nationwide

Network Technology

The key design features allowing us to build an "almost carrier-class voice network" over the Internet are:

Carrier-Class Network Management. Our network is designed to be carrier-class throughout. For example, it has been designed with redundant network electronics and transmission paths. We have the ability to electronically view our entire network of VoIP POPs from our Network Operations Center in Hauppauge, NY. We provide our NFRs and affinity groups with service level agreements that guarantee specific levels of network performance.

Local VoIP POP. Our local VoIP POP consists of our VoIP POP system that transits or translates voice traffic from a PSTN to IP enabled packet based for transmission over the Internet.

Fiber Backbone. Our VoIP POP systems connect to fiber backbone at DS3 rate (45 Mbps) or Ethernet (100 Mbps). In area codes where DS3 or Ethernet capacity is unavailable, our scaled down version of VoIP POP can accept a minimum of 10 T1s (10x1.5 Mbps) for connectivity to the Internet. In some cases our scaled down version of 10 Mbps Ethernet based VoIP POP could be deployed using cable MSO service for Internet connectivity. However, MSO services are extremely unreliable and throughput is generally between 0.5 to 1 Mbps.

Network Operations Center. Our entire network is managed from the Network Operations Center located in Hauppauge, NY. From this center, we provide end-to-end network monitoring and management using advanced network management tools 24 hours a day, seven days a week. This enhances our ability to address performance or connection issues before they affect our NFR's end user. From the Network Operations Center, we monitor all local VoIP POP systems as well as connectivity to the fiber backbone.

Our VoIP POP Systems

Our VoIP system is derived from the amalgamation of our Cyber Internet Access Network (CIAN) softswitch/router and Class 4 Cyber Tandem Exchange (CTSX) technologies. Our CIAN switch can inter-operate with PPP, Frame Relay or Private Line IP based packet switched technologies and carry "Anything-Over-IP", including Voice-Over-IP, Video-Over-IP and Multimedia-Over-IP. Our CTSX can inter-operate with wireline traditional circuit-switched voice Public Switched Telephone Network (PSTN), such as Bells network. The combined technologies provide a unique VoIP POP platform that allows the existing PSTN to co-exist and inter-operate with the emerging VoIP network. We have also integrated a Cyber Virtual Number Server (CVNS) based on our Cyber Domain Name Server (CDNS) in our VoIP POP system. Our CVNS assigns an individual virtual number to an IP addressed device such as a notebook PC. This allows a PC subscriber to make calls to a telephone from its PC from anywhere in the world using the Internet. So also these calls allow any telephone subscriber to make calls to any PC subscriber. Hence, we allow our subscribers to make calls from telephone-to-telephone, from telephone-to-PC, from PC-to-telephone and from PC-to-PC. Our VoIP POP systems extend the same capabilities to cellphone, Wi-Fi, and mobile users.

We believe that our VoIP POP system is capable of providing the functions as required for our VoIP services. However, we expect that our systems will perhaps require some software tweaking and adjustments as we roll out our network.

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

We continue to develop a stronger foothold in the Nigerian telecommunication market by having our digital wireless telephone exchanges accepted by a number of states and private telephone operators. In addition, we were selected, over established companies such as Alcatel and Siemens, to provide Nigeria with a 10,000-line telephone network. Since we offer an affordable telecommunications as well as Internet capability, the Nigerian authorities have selected us as one of the suppliers of telephone and Internet systems.

Due to 2003 FCC's new phone policy, which became effective on June 15, 2004, our strategy is to market our digital voice switches to telecommunications service providers in the U.S. who are intending to build their critical 'last mile' local-loop networks.

COMPETITION

FCC Unregulated Market

Currently, there is virtually no competition in the building of VoIP based networks due to the novelty of this market. This market is in embryonic stages and the overall current market is virtually zero. We believe that we are uniquely poised to carve out a portion of the existing long distance voice services market by building a nationwide VoIP network. We believe that we can be successful in this niche market by serving the NFRs and affinity groups. We expect to create this market for ourselves by making NFRs profitable in their intensely competitive business of selling long distance services. Currently, the U.S. long distance market is in tens of billions of dollars. If we capture any insignificant portion of this market within the next few years, while maintaining reasonable net income, it would be quite a significant achievement for us. Moreover, we believe that once we have established in this market, we could then demonstrate high growth prospects in our net income.

We believe that VoIP long distance service is going to be a lucrative market. There are already a few companies engaging in this service by piggy-backing on existing networks as follows:

  Cable TV Networks. Vonage is a company that provides low cost long distance service by using cable TV networks. Vonage requires consumers to subscribe for broadband Internet access service from their cable operators, generally at an additional monthly cost of about $80 to $110 above the standard cable TV monthly subscription fee. Once the subscriber has a broadband Internet access from its cable operator, then only can Vonage provide its VoIP services at an additional monthly cost of $40 for unlimited long distance service. However, Vonage's service is largely between subscribers on cable TV networks. Vonage launched its service, just recently, with an initial capital funding of about $70 million and has already captured over 100,000 subscribers. Vonage advertises itself as The Broadband Phone Company.

  Wi-Fi Hot Spots. These are broadband wireless networks in places such as Starbucks Coffee and airports allowing users with mobile notebooks to access Internet within a very tiny spot covering a range of 150 feet. Skype is a company that provides a VoIP service using these Wi-Fi Hot Spots. However, it can allow its users to talk to only PC users who are using Skype software. Hence, Skype's VoIP service is greatly limited because of peer-to-peer (P2P) in a PC-to-PC environment. Nevertheless, it is making inroad into this VoIP niche market.

  Peer-to-Peer. Pulver.com is a company that offers VoIP service using P2P in a PC-to-PC environment for those users who have a broadband Internet connection such as DSL or cable modem service. Generally, Pulver.com is creating greater awareness of VoIP service as an up and coming technology.

Since the VoIP service industry is in infancy stage, these above mentioned companies, although very well funded, are exemplary leaders in their own niches. Our approach is radically different in the sense that we are building a nationwide VoIP POP network that will allow our subscribers to make calls from telephone-to-telephone, from telephone-to-PC, from PC-to-telephone and from PC-to-PC. Our VoIP POP systems extend the same capabilities to cellphone, Wi-Fi, and mobile users. The uniqueness of our VoIP technology is its ability to bridge calls between PSTN and Internet. We believe that the versatility of our VoIP POP systems should allow us to capture a reasonable share of this market.

We expect all types of users to find our pricing structure to be reasonable and affordable. The following outlines our pricing structure:

  Residential Unlimited long distance service for $25 per month. This service will be offered to all residential or individual users making calls from telephone-to-telephone, telephone-to-cellphone, cellphone-to-telephone, cellphone-to-cellphone, telephone-to-PC worldwide, and cellphone-to-PC worldwide.

  Business Unlimited long distance service for $40 per month. This service will be offered to all business users making calls from telephone-to-telephone, telephone-to-cellphone, cellphone-to-telephone, cellphone-to-cellphone. telephone-to-PC worldwide, and cellphone-to-PC worldwide. The monthly fee is based on one user at a time. For example, if a business subscribes for five simultaneous users the monthly fee would be $40x5 = $200.

  Unlimited Peer-to-Peer Worldwide for $25 per year. This service will be offered to all PC users, including mobile, to talk to other PC users in our network for an annual $25 registration fee to obtain a Cyber Virtual Number usable worldwide on the Internet. For example, this will allow a user in London with a PC hooked to the Internet to call a user with a PC in New York. Both users would have to be registered on our network.

  Business Secured Unlimited Peer-to-Peer Worldwide for $100 per month per registered user. This service will be offered to all PC users, including mobile, to talk to other PC users in our secured voice virtual private network using Internet Protocol encryption security (IPSec). Every registered user receives our VPN IPSec software that must be installed on their PCs.

We believe that our offerings should be attractive to all types of users. Time is of the essence as we expect the level of competition to intensify in the future.

Internet Systems

The Internet related networking products business is characterized by intense competition. We compete with numerous well-established foreign and domestic companies, many of which possess substantially greater financial, marketing, personnel and other resources than we do. These companies have established reputations for success in the development, sale and service of Internet products.

Local-Loop Digital Broadband Systems: Currently, almost all of the local-loop digital broadband market is controlled and owned by the Bells, who purchase their systems from major vendors such as Nortel Networks, Lucent Technologies and Cisco Systems. When and if the Internet service providers begin to build their own local-loop digital broadband networks, we believe that we could serve this niche market. Our focus is to introduce an intermediate stage distribution router or Mini-POP to alleviate congestion of IP data traffic between customer-end point and POP. Our CIAN distribution routers have a capacity of 0.5 gigabits per second, which is more than sufficient for this application.

Customer Premise Products: With respect to the market for customer premise end router such as our CBIG, the competition is intense, with numerous players ranging from small manufacturers to giants like Cisco Systems and Nortel Networks. Our CBIG gateway is unique in the industry as it combines all the functions and features required by a customer-end network in one box, about the size of a reference handbook and is priced competitively.

Firewalls: Firewalls are offered in the market in two distinct forms. One set of firewall is implemented by software only on customer's computing platform. The other set is implemented by hardware and software on a standalone basis independent of customer's computing platform. Software based firewalls are dependent on customer's computing operating system platform such as Windows NT, Windows 95, UNIX, HP-UX, Solaris, SunOS, BSD/OS, etc., hence need to be integrated into customer's environment by specialists, often a costly proposition. Standalone firewalls are totally independent of customer's computing operating system platforms and are easily implemented by in-house staff of users. Our CFW series firewall products are standalone and totally independent of customer's computing operating system platform. Our CFW firewalls are competitively priced in range of a few thousand dollars for fully IPSec compliant firewall. In addition, our CFW series firewalls are interoperable with Cisco Systems, Check Point Software and Nortel Networks firewalls.

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

GOVERNMENT REGULATIONS AND INDUSTRY STANDARDS

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

We are dependent on third-party manufacturers for the production of all of the component parts incorporated into our systems. We purchase our component parts from numerous third-party manufacturers and believe that numerous alternative sources of supply for most component parts are readily available, except for a few semiconductor components purchased from single source vendors. These are embedded processors and Pentium processors from Intel Corp., programmable gate array chips from Altera Corp., and certain telecom chips from Motorola, Inc., Rockwell Semiconductors Systems and PMC-Sierra Corp. If these are discontinued by their respective manufacturers, we would be required to redesign some of our systems by using other vendors components, which could cause delays in delivery of systems. We believe that alternative sources of supply for such components are available. We are substantially dependent on the ability of our suppliers, among other things, to satisfy performance and quality specifications and dedicate sufficient production capacity for parts within scheduled delivery times. We do not maintain contracts with any of our suppliers. We purchase components pursuant to purchase orders placed from time to time in the ordinary course of business. Our ability to deliver systems on timely and competitive basis could be adversely affected due to failure or delay in delivery of parts caused by our suppliers.

We offer a one-year warranty for sales covering operating defects, during which period we will replace parts and make repairs to the system components at our expense.

RESEARCH AND DEVELOPMENT

Since the inception we have devoted substantial resources to the design and development of our systems. For the fiscal years ended March 31, 2004 and 2003, we expended approximately $22,921 and $132,778, respectively, on research and development. During the year ended March 31, 2004, we substantially reduced our research and development expenditures due to lack of capital. Although our systems are fully developed such as our CDCO, CTSX, CRX, CSX, CBIG, CIAN, CFW and CWEB, we are continually seeking to refine and enhance our systems, including enhancements to comply with emerging regulatory or industry standards or the requirements of a particular customer or country. We believe that our VoIP POP system is capable of providing the functions as required for our VoIP services. However, we expect that our VoIP POP systems will perhaps require some software tweaking and adjustments as we roll out our network.

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

SERVICE SUPPORT

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

EMPLOYEES

As of the date hereof, we have two full and three part time employees, of which two were engaged in marketing and sales activities, one was engaged in research and development, and two were in administration. None of our employees is represented by a labor union. We consider our employee relations satisfactory.

 >
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

ITEM 2 - Description of Property

Our executive offices and assembly operations are located in approximately 8,200 square feet of leased space in Hauppauge, New York. The lease provides for annual rent of $58,220 and expires on May 31, 2009. We believe that our facility is adequate for our current needs. We believe that additional physical capacity at our current facility will accommodate expansion, if required.

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
	Price Per Share .
	High	Low
Fiscal Year Ended March 31, 2004
First Quarter	$0.49	$0.18
Second Quarter	0.52	0.13
Third Quarter	0.46	0.19
Fourth Quarter	0.41	0.19

Fiscal Year Ended March 31, 2003
First Quarter	$1.11	$0.55
Second Quarter	0.64	0.33
Third Quarter	0.43	0.09
Fourth Quarter	0.51	0.10

On March 31, 2004, the closing trade price of our common stock as reported on the Bulletin Board was $0.20 per share. On that date, there were approximately 500 stockholders of record of our common stock. We believe that on March 31, 2004, there were more than 2,400 beneficial holders of our common stock.

To date, we have not paid any dividends on our common stock and we do not expect to declare or pay any dividends in the foreseeable future. We intend to retain all earnings for use in our business operations.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

When used in this report, press releases and elsewhere by the management of our company from time to time, the words "believes", "anticipates", and "expects" and similar expressions are intended to identify forward-looking statements that involve risks and uncertainties. Additionally, certain statements contained in this discussion may be deemed forward-looking statements that involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially or adversely are the following: the ability of our company to meet its working capital and liquidity needs, the status of relations between our company, its primary customers and distributors, the availability of long-term credit, unanticipated changes in the U.S. and international economies, business conditions and growth in the international and the U.S. telecommunications industry, level of growth in both voice and internet systems sales generally, the timely development and acceptance of new products, the impact of competitive products and pricing, changes in the cost of component materials, changes in product mix, the outcome of litigation in which our company is involved, along with product delays and other risks detailed from time to time in our companys SEC reports, including but not limited to this Annual Report on Form 10-KSB for the year ended March 31, 2004. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Our company undertakes no obligation to publicly release the results of any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

We design, develop, manufacture and market a range of unique distributed digital voice switching infrastructure equipment for public switched voice network operators worldwide. We also design, develop, manufacture and market a vast array of high performance Internet infrastructure systems such as soft-switches, routers, gateways, firewalls and servers used by Internet service providers to create next-generation digital broadband services, Voice-over Internet Protocol (VoIP) services, and virtual private networks (VPN) services. Our mission is to become a cost effective supplier of (i) digital voice switches and broadband systems in the U.S., and (ii) digital voice switches to developing countries such as China, India and Brazil. We believe that service providers can offer affordable yet modern voice and broadband Internet services by using our vast array of voice and Internet systems.

Unlike our competitors systems, our systems are neither labor nor capital intensive but are software intensive. This capability, in contrast to that of our competitor's, makes our systems more affordable for both voice and Internet service providers worldwide. Our digital voice switching and Internet Protocol (IP) infrastructure systems are based on our proprietary operating system software, which provides high performance, reliability and functionality. We believe that we are one of a very few, if not the only, company in the world with proprietary technology of distributed digital switching. Our systems are ideally suited for the U.S., in the aftermath of the recent telecommunication meltdown.

Emerging Market Opportunity in the FCC Unregulated Market

In January 2004, Federal Communications Commission (FCC) created the next revolution in voice communications by not intending to regulate Voice-Over-Internet Protocol (VoIP) services. Prior to this FCC's decision, it would have been illegal for us to enter this emerging market. In direct response to this FCC's decision, we have made a strategic decision to enter this multi-billion dollar voice services market by using our recently created VoIP systems. In anticipation of this next revolution in communication, we have created our own VoIP technology whereby it converts traditional voice into packet switched data for low cost transmission using Internet Protocol (IP). Our unique VoIP system allows the existing public switched telephone network (PSTN), such as the Bells network, to co-exist and inter-operate with the emerging VoIP network. We believe that we are one of a very few telecom companies with this technology that allows us to build this emerging VoIP network while bridging to the traditional PSTN (Bells network).

Our objective is to provide very low cost domestic long distance voice service to consumers by carrying the traffic over the Internet. Unlike traffic on the Internet faces no boundaries, our domestic PSTN is strictly defined by boundaries identified by specific area codes according to our North American Numbering Plan (NANP) system. Telephone calls between area codes are, generally, termed as long distance calls. Calls within an area code are termed as a local call. Currently, the existing PSTN uses numerous Time Division Multiplex (TDM) switches between area codes to carry long distance calls on a circuit switched basis. This approach is expensive as a dedicated circuit is established for the duration of each long distance call. However, this circuit switched network has the advantage of secure and clear voice communication and is deployed globally with penetration of almost 100%. With the advent of Internet Protocol and the ability to carry voice over packet switched network, and the ubiquity of Internet, long distance calls can be transported between area codes very inexpensively. However, the security and quality of voice over Internet is inferior to that of circuit switched networks. We believe that despite these negatives of VoIP technology, an emerging market opportunity exists because of those consumers who are willing to tolerate poor quality and low security for greater savings in making long distance calls.

According to information released by FCC on December 22, 2003, there were a total of 182.8 million end-user circuit switched local access lines. Based on our NANP system, these circuit switched access lines are spread over 300 area codes. Hence, in order for us to carry long distance voice traffic nationwide over the Internet, we would need to build over 300 of our unique VoIP based facilities; creating over 300 VoIP POPs (Point-of-Presence). Each VoIP POP translates voice traffic from circuit switched access lines to packet switched VoIP data to be carried over the Internet. Since, the 182.8 million consumers or end-users generally, pay fixed local charges for unlimited local calling to the four Baby Bells, our strategy is to offer a local access number within their area code to make long distance calls over the Internet. Upon dialing a local access number, these consumers will receive an Internet dial tone from our local VoIP POP, which will direct the call to our destination VoIP POP for call termination.

Hence, we expect to build VoIP based facilities nationwide by deploying over 300 of our VoIP POP systems. The coverage provided by our VoIP POPs will permit every consumer, whether residential or business, to access our VoIP network for long distance calls within U.S. We expect to significantly lower the cost of providing long distance telephone services by virtue of using the Internet instead of the traditional costly long distance network. Yet, providing the requisite quality and reliability due to the inherent software aspects of our VoIP POP systems.

Our VoIP system is derived from the amalgamation of our Cyber Internet Access Network (CIAN) packet switch and Class 4 Cyber Tandem Exchange (CTSX) technologies. CIAN switch can inter-operate with PPP, Frame Relay or Private Line IP based packet switched technologies and carry "Anything-Over-IP", including Voice-Over-IP, Video-Over-IP and Multimedia-Over-IP. CTSX can inter-operate with wireline traditional circuit-switched voice Public Switched Telephone Network (PSTN), such as Bells network. The combined technologies provide a unique VoIP softswitch platform that allows the existing PSTN to co-exist and inter-operate with the emerging VoIP network. However, there can be no assurance that we will be successful in this market.

Emerging Market Opportunity in the FCC Regulated Market

On June 15, 2004, Supreme Court finally approved the Federal Communications Commission's (FCC) new ruling on the regulated phone policy released on August 21, 2003, requiring Bell's competitors such as long distance carriers (LDCs) to use their own digital voice switches for connecting calls instead of leasing Bell switches (hereinafter referred to as "2003 FCC's New Phone Policy"). Prior, to this 2003 FCC's New Phone Policy, there was no market for our digital voice switches in the U.S. Even today, under the current FCC regulations we cannot legally provide traditional voice services in the U.S. using our digital voice switches , unless we are licensed as a CLEC or LDC, as FCC regulates this market. The cost of obtaining such license is formidable, as a minimum a few hundred million dollars, which is out of our reach. Because of certain policy changes for this regulated market, we believe that an emerging market opportunity has been created by 2003 FCC's New Phone Policy, provided however, CLECs and LDCs allocate capital towards building their local-loop infrastructure.

Telecom competitors, such as CLECs and LDCs, have lost the battle with the Bells, who will virtually shut off local access to them pursuant to 2003 FCC's New Phone Policy. Currently, these competitors pay about 70% of their total billings as local access charges to Bells, impairing their economic viability. Furthermore, the local access or the critical 'last mile' charges will be rising from 40 percent to over 60 percent by 2005, making local network ownership by competitors an increasingly key factor for the future. FCC necessitates CLECs and LDCs to build their own critical 'last mile' local-loop network consisting of local switching facilities, loops and transport. FCC further rules that CLECs and LDCs must also provide broadband data services along with voice services. So also FCC mandates that Internet service providers (ISP) must also provide voice along with broadband data services. Hence, CLECs, LDCs and ISPs must build their own local voice and broadband switching facilities and networks to serve their customers. This means there should be demand for our digital voice switches and broadband systems by competitive service providers (CSPs) that include CLECs, LDCs and ISPs. We believe that combined power of our digital voice switches and broadband Internet systems offers CSPs affordable one-stop solution.

We believe that we are at the threshold of the local-loop telephone switching metamorphosis in the U.S. According to data released by FCC, to-date less than 6 million local-loop switched lines were owned by the competitors as compared to 163 million such lines owned by Bells. Hereafter, CSPs have to continuously invest, year after year, in bringing their local-loop switching infrastructure at par with the Bells. Beginning in 2004, we expect CSPs to increase their capital expenditures towards that end. We intend to serve this emerging market expected to be in tens of billions of dollars over the next ten years. Looking ahead, we see ourselves helping these CSPs succeed in owning their critical 'last mile' local-loop networks to their customers instead of leasing Bell facilities at uneconomical rates. We believe that those CSPs who do not elect to invest capital in owning their critical 'last mile' local-loop infrastructure will either declare bankruptcy or consolidate with other companies, perhaps, therefore delaying growth in this emerging regulated market.

We intend to supply our modern distributed voice switching and broadband systems for critical 'last mile' applications to CSPs, especially for multiple tenant building applications, using the following of our proven systems:

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

We believe that our CDCO, CTSX and CIAN systems are ideally suited for building local-loop digital voice switched and broadband networks requiring increased reliability, performance, scalability, interoperability, and flexibility. Our strategy is to market our combined digital voice switched and broadband network solution to CSPs, including utilities and landlords opting to be CSPs, for the creation of high performance local-loop digital voice switched and broadband networks. The control of local-loop networks is essential to effectively service customers as indicated, a few years ago, from the collapse of numerous CLECs, LDCs, ISPs and DSL providers. Due to the 2003 FCC's New Phone Policy, we believe that we are poised to be a successful supplier of digital voice switches and broadband systems for the creation of critical 'last mile' local-loop networks in the United States, especially for the niche market of multiple tenant building applications.

There is abundant capacity of optically-enabled TDM (voice) and IP (broadband) backbone network between all major cities in the United States, but as yet businesses or consumers do not have any access to that capacity for both voice and broadband without using Bell switches. Industry experts estimate that only between 2.6% to 5% of this capacity is currently being utilized. Our high-performance CDCO and CTSX distributed TDM switches, and CIAN IP distribution softswitch/routers are specifically designed to allow competitive service providers (CSPs) to efficiently deploy local-loop digital TDM (voice) and IP (broadband) networks including TDMoIP (TDM voice over IP), connecting customers to the respective TDM and IP backbone network. In this highly regulated market, we believe that we could gradually establish a market position with early adopters of our technology as this competitive service provision market establishes itself, however, there can be no assurance that we will be successful in this market.

Market Opportunity in Developing Countries

We continue to develop a stronger foothold in the Nigerian telecommunication market by having our digital wireless telephone exchanges accepted by a number of states and private telephone operators. In addition, we were selected, over established companies such as Alcatel and Siemens, to provide Nigeria with a 10,000-line telephone network. Since we offer an affordable telecommunications as well as Internet capability, the Nigerian authorities have selected us as one of the suppliers of telephone and Internet systems. However, there can be no assurance that we will be successful in supplying any of our digital telephone exchanges to the Nigerian telecommunications market.

Results of Operations

Year Ended March 31, 2004, Compared to Year Ended March 31, 2003

Net sales

Net sales for the year ended March 31, 2004 (referred to as "fiscal year 2004"), were $0 from $0 for the year ended March 31, 2003 (referred to as "fiscal year 2003"). We are in early stages of developing the domestic market in the Unregulated Market of VoIP Services pursuant to the January 2004 decision of FCC.

Gross profit

We include in our cost of sales the materials and labor used, subcontractor costs and overhead incurred in the manufacture of our systems, which was zero for both fiscal years 2004 and 2003 because of zero sales.

Selling, general and administrative

Selling, general and administrative expenses decreased from $561,590 in fiscal year 2003 to $321,202 in fiscal year 2004, representing a decrease of $240,388 principally due to cutback in marketing efforts in Nigeria.

Research and development

Research and development expenses decreased from $132,778 in fiscal year 2003 to $22,921 in fiscal year 2004, representing a decrease of $109,857 or approximately 82%, principally due to capital constraints. All development costs are expensed in the period incurred.

Income (loss) from operations

Loss from operations in fiscal year 2004 was $(404,588) or $(.02) per share as compared with a loss of $(758,848) or $(.04) per share in fiscal year 2003.

Net income (loss) available to Common Stockholders

As a result of the foregoing, the net loss in fiscal year 2004 was $(404,588) or $(.02) per share as compared to a net loss of $(758,848) or $(.04) per share in fiscal year 2003.

Liquidity and Capital Resources

Our ability to generate cash adequate to meet our needs results primarily from sale of preferred and common stock, cash flow from operations and cash advances in the form of loan from our Chief Executive Officer and a shareholder. Total working capital decreased by $318,861 to $(342,475) at March 31, 2004 from $(23,614) at March 31, 2003. The current ratio of current assets to current liabilities decreased to 0.7 to 1 as at March 31, 2004 from 1.0 to 1 as at March 31, 2003. Current levels of inventory are adequate to meet sales for the next six months. We believe that our current sources of liquidity will be sufficient to meet our needs until we are able to obtain additional funds to pursue the emerging unregulated VoIP domestic market. We cannot enter the VoIP domestic market without adequate funding. We have no off-balance sheet arrangements.

We used $1,421 and $0 during fiscal year 2004 and fiscal year 2003, respectively, for investing activities. The cash used for investing activities relates primarily to purchases of equipment in fiscal year 2004 and fiscal year 2003.

Net cash provided (used) in financing activities was $392,062 and $539,039 for fiscal year 2004 and fiscal year 2003, respectively.

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

On July 2, 2001, we concluded a firm commitment of $6 million private equity line from an accredited institutional investor. We are able to draw down, at our discretion, up to a maximum of $250,000 and a minimum of $100,000 per month, during a term of thirty months from July 2, 2001. We are allowed to make a maximum of 24 draw downs over this period, including a cushion period of 7 days during which no draw down can be made. If we do not draw down in a specific month, our available equity line reduces by $250,000. During the years ended March 31, 2004 and 2003, we drew down $86,000 and $413,000 against the equity line and issued 348,255 and 842,934 shares of common stock, respectively. As of March 31, 2004, the equity line has expired. In consideration for the accredited institutional investors commitment to purchase shares of our common stock under our equity-line agreement with them, we have issued to the institutional investor a warrant to purchase 250,000 of our shares of our common stock at $4.10 per share and a warrant to purchase 125,000 of our shares of our common stock at $5.15 per share. We have also issued to Ladenburg Thalmann & Co. Inc., in consideration for their having introduced us to the institutional investor, a warrant to purchase 250,000 of our shares of our common stock at $4.10 per share and a warrant to purchase 125,000 of our shares of our common stock at $5.15 per share. All four warrants expire on July 1, 2005.

On March 12, 2002, we borrowed $325,000 from J.C. Chatpar, Chief Executive Officer of our company, under a promissory note with one-year maturity date and applicable interest rate of ten percent per annum. The promissory note and all amounts due thereunder are secured by all assets of our company. We may prepay the principal amount, in whole or in part, at any time, without premium or penalty.

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

During the fiscal years ended March 31, 2004 and 2003, the Company received cash advances of $305,700 and $41,600, respectively, from our Chief Executive Officer and a shareholder.

Based on amounts received in the Series A, Series B, Series C, Series D1 preferred stock and private equity line financing, together with the expected exercise of options and warrants and expected cash flow from operations, we believe that our current sources of liquidity will be sufficient to meet our needs until we are able to obtain additional funds to pursue the emerging unregulated VoIP domestic market.

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

Regulated Emerging Market Segment: We are currently not looking for capital for this market, unless we see that CLECs and LDCs plan to build their own critical 'last mile' local-loop network consisting of local digital voice switches and broadband systems, loops and transport. We believe that this market will emerge, especially after the Supreme Court ruling of June 15, 2004.

Developing Countries Market Segment: We need capital to enter developing countries such as China, India and Brazil. However, for the Nigerian market we do not need capital. Our equipment sale agreements require buyer's to make payments through cash-in-advance and the remaining balance paid through an irrevocable confirmed letters of credit. For some transactions, Export-Import (Ex-Im) Bank of the United States has agreed to provide 5 year financing to certain Nigerian buyer's for the purchase of our digital telephone exchanges, in which case we receive payments upon shipment from an U.S. Bank designated by Ex-Im Bank. In addition, should we require capital for these transactions, Ex-Im Bank has given us guarantee to fulfill all our working capital requirements.

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

Risk Factors

The risks and uncertainties described below are, however, not the only ones facing us. Additional risks and uncertainties not currently known to us or that we currently consider immaterial may also impair our operations.

We have a history of operating losses and we anticipate future losses.

Since inception, we have generated limited revenues from the sale of our products. We incurred losses of $404,588 and $758,848, respectively, for the fiscal years ending March 31, 2004 and 2003, and we anticipate that losses will continue until such time, if ever, as revenue from operations is sufficient to offset our operating costs.

We will need significant additional funds, which we may not be able to obtain.

We have historically satisfied our working capital requirements through the public and private issuances of equity securities and borrowings from government agencies as well as from our chief executive officer and a shareholder. We will continue to seek additional funds through such channels and from collaborative and other arrangements with corporate partners. However, we may not be able to obtain, from these or other sources, adequate funds when needed or funding that is on terms acceptable to us. If we fail to obtain sufficient funds, we may need to delay, scale back or terminate some or all of our research-and- development programs and our anticipated expansion or otherwise curtail our operations.

We expect to have foreign sales, so our business is subject to the additional risks associated with doing business overseas.

We expect that a portion of our revenues may be derived from sales of our products in foreign markets. Accordingly, we will be subject to all of the risks associated with foreign trade. These risks include shipping delays, increased credit risks, trade restrictions, export duties and tariffs, fluctuations in foreign currency, and uncertainties in international, political, regulatory and economic developments. In addition, we anticipate that our foreign operations will require us to devote significant resources to system installation, training and service, areas in which we have limited experience.

We may be unable to adapt to the rapid technological change that characterizes our industry.

The technology related to digital voice switching and networking systems, including Internet Protocol (IP) packet-based high-speed broadband systems, is evolving at a rapid pace. To ensure that our current systems do not become obsolete, we will need to invest significant time and resources in research and development and testing.

We cannot guarantee that there will be a market for our systems and services.

The market for VoIP services and IP packet-based local-loop digital broadband systems is in the early stages of development. Consequently, we cannot accurately predict whether the market for our systems or services will fail to develop, grow more slowly than anticipated, or become saturated with competitors. Various VoIP based service providers have already entered this emerging market ahead of us. Although we have resolved certain critical issues facing commercial use of local-loop digital broadband systems for Internet and local area network access, including security, reliability, ease and cost of access and quality of service, we cannot guarantee market acceptance of our Internet systems.

Our limited marketing activity may materially adversely affect our business.

If our systems or services are to be accepted by the market, we will need to create an awareness of, and demand for, our systems. We have not yet engaged in such marketing activities to any degree, as we lack the resources to do so. Furthermore, any such marketing activities that we engage in may prove unsuccessful.

The market in which we operate is intensely competitive, and we may not be able to compete effectively, especially against established industry competitors.

We operate in an intensely competitive business. Among our principal competitors are well-established foreign and domestic companies, including Lucent Technologies, Nortel Networks, Siemens Corp., L.M. Ericsson Corp., Alcatel Telecom, and others that have developed systems that perform many of the same functions as our systems. In addition, computer networking companies engaged in empowering the Internet include companies such as Cisco Systems Inc., Juniper Networks, Check Point Software Technologies, Novell Inc., 3Com, and IBM Corp. which dominate the industry. All of these companies have substantially greater financing, marketing personnel and other resources than we do. In addition, they have established reputations for success in developing, selling, and servicing digital switching and networking and related systems and have established significant market penetration for their systems. These competitors also have the research-and-development capabilities and financial and technical resources necessary to enable them to respond to technological advances as well as evolving industry standards.

Our operating results may fluctuate.

Our operating results could vary from period to period as a result of the time it takes to complete a sale. Our sales cycle for foreign contracts generally starts when a prospective customer issues a request for a proposal and ends when we sign a sales contract with that customer, and typically lasts from 6 to 36 months. The period from signing of the sales contract until delivery, installation, and acceptance of a system (which is when we recognize revenues) typically ranges from 3 to 9 months. The principal factors affecting delivery and installation time are the configuration and complexity of the system and the availability of third-party hardware components. Other factors contributing to fluctuation of our operating results include the timing of introduction of new systems by us and by our competitors and fluctuation in expenses, whether related to sales and marketing, product development, or administration.

We have obtained and expect to continue to secure a portion of our foreign contracts through competitive bidding.

Competitive bidding is typically a lengthy process that often results in resources being expended on bids that are not accepted. Additionally, inherent in the competitive bidding process is the risk that actual costs may exceed projected costs used in calculating the bid price. Moreover, we may be required to post bid or performance bonds in connection with contracts with foreign agencies. To date, our limited capital resources have restricted our ability to obtain bonds and to bid on larger contracts, and we may find ourselves similarly restricted in the future.

We depend on third parties to market and sell of our systems and services.

We rely significantly on indirect sales channels to market and sell our systems and services. Our current agreements with indirect sales channels are non-exclusive, and we anticipate that any such agreements we enter into in the future will also be non-exclusive. Non-exclusivity allows these sales channels to resell systems or services offered by our competitors. Furthermore, our agreements are generally short-term, and can be cancelled by these sales channels without significant financial consequence. We cannot control how these sales channels perform and cannot be certain that either our customers or we will be satisfied by their performance. Also, many of these companies compete with us.

Our ability to compete will suffer if we are unable to protect our patent rights and trade secrets or if we infringe the proprietary rights of third parties.

We rely solely on trade secret, copyright, and trademark laws to protect our proprietary software and hardware technology. We do not hold any patents and we have not filed any patent applications that relate to any of our technology. Our competitors may learn our trade secrets or develop them independently. In addition, we seek to protect our trade secrets and other proprietary information in part by means of confidentiality agreements with our collaborators, employees, and consultants. If any of these agreements is breached, we may be without adequate remedies. Costs related to settling any disputes that may arise from our need to protect our proprietary rights may be significant. Although we do not believe that we are infringing on any patent or other proprietary rights, others may claim that we are doing so. Any such claim would likely be time-consuming and expensive to defend, particularly if we are unsuccessful, and could prevent us from selling our products or services. In addition, we may also be forced to enter into costly and burdensome royalty and licensing agreements.

The loss of J.C. Chatpar would likely have an adverse effect on our business.

Our future success will depend largely on our ability to retain the services of J.C. Chatpar, our founder, President and Chief Executive Officer. Mr. Chatpar is primarily responsible for developing our proprietary technology and managing our company, including its business development and marketing functions. We currently have a three-year employment contract with Mr. Chatpar that prevents him from competing with us during his employment. We do not have a "key person" life insurance policy for any of our personnel, including Mr. Chatpar. If we lose Mr. Chatpar's services, it would have a material adverse effect on our business.

Our success depends on our ability to hire and retain management personnel.

Our success also depends on our ability to hire and retain skilled operating, marketing, technical, financial and management personnel. In the telecommunications and network systems business sectors, competition in connection with hiring and retaining skilled and dependable personnel is intense. We may not offer salaries or benefits that are competitive with those offered by our competitors or by universities, research entities and other organizations, which may have significantly more resources than we have. We may not succeed in hiring and retaining such personnel.

We depend on third-party suppliers.

We depend on others to manufacture all of the component parts we incorporate into our systems. We purchase our component parts from numerous third-party manufacturers and believe that numerous alternative sources of supply are readily available for most component parts. We depend on our suppliers to satisfy performance and quality specifications and to dedicate sufficient production capacity for components within scheduled delivery times. We do not maintain contracts with any of our suppliers; instead, we purchase our system components pursuant to purchase orders placed from time to time in the ordinary course of business. This means we are vulnerable to unanticipated price increases.

We depend on a single supplier for certain semiconductor chips, such as embedded processors and Pentium processors from Intel Corporation, ISDN chips from Motorola, PLDs and FPGAs from Altera, and T1/T3 chips from Rockwell Semiconductors and PMC-Sierra Corp.. If any of these semiconductor chips are discontinued, we would have to redesign some of our systems by using other vendors components. This would likely result in delays.

We have suffered cutbacks of digital voice switches sales and broadband services to our customers.

We have in the past sold our digital voice switches to defense agencies of the United States and provided broadband services using our systems in alliance with AT&T to businesses. Due to cutbacks and the recent telecom meltdown, we may not be able to replace these customers.

We are subject to various governmental regulations.

The telecommunications and related networking industries in which we compete are highly regulated in both the United States and internationally. Imposition of public carrier tariffs and taxation of telecommunications services could significantly reduce demand for our systems. Furthermore, regulation or deregulation of public carrier services in the United States or elsewhere, may determine the extent to which we will be able to enter and penetrate markets in the United States and internationally and may result in significantly increased competition. Furthermore, our systems must comply with equipment, interface, and installation standards promulgated by communications regulatory authorities and industry standards imposed by domestic and foreign carriers. Changes in these standards could result in our incurring additional expenses.

Trading in our common stock may be limited.

Our common stock is quoted on the Over-the-Counter Bulletin Board. The Over-the-Counter Bulletin Board is not, however, an exchange, and trading in securities on the Over-the-Counter Bulletin Board is often more sporadic than trading in securities listed on an exchange or NASDAQ. Consequently, our shareholders may have difficulty reselling any shares of our common stock.

Because "penny stock" rules apply to trading in our common stock, our shareholders may find it difficult to sell the shares.

Our common stock is a "penny stock," as it is not listed on an exchange and trades at less than $5.00 a share. Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the SEC. This document provides information about penny stocks and the nature and level of risks involved in investing in the penny-stock market. A broker must also give a purchaser, orally or in writing, bid and offer quotations and information regarding broker and salesperson compensation, make a written determination that the penny stock is a suitable investment for the purchaser, and obtain the purchasers written agreement to the purchase. Consequently, the penny stock rules may make it difficult for our shareholders to sell their shares of our common stock.

Issuance of our shares of common stock to fund our VoIP services business may significantly dilute the equity interest of existing stockholders.

We will need significant additional funds to enter VoIP services business, which will require us to issue more shares of our common stock. Accordingly, this causes a greater risk of dilution. The perceived risk of dilution may cause some of our stockholders to sell their shares, which could have a depressive effect on the price of our common stock.

We expect that our stock price will be volatile.

Like the stock of many small-capitalization companies, the market price for our common stock has been volatile for reasons not necessarily related to our performance or asset value, and we expect that it will continue to be so for the foreseeable future. In the past, securities class action litigation has often been brought against companies following periods of volatility in the market price of their securities. If securities class action litigation is brought against us, such litigation could result in substantial costs and would divert managements attention and resources.

Our President and Chief Executive Officer controls a significant percentage of our common stock.

As of June 14, 2004, J.C. Chatpar, our President and Chief Executive Officer, owned beneficially approximately 46%of our outstanding common stock. Mr. Chatpar is able to influence all matters requiring stockholder approval, including election of directors and approval of significant corporate transactions. This concentration of ownership, which is not subject to any voting restrictions, could limit the price that investors might be willing to pay for our common stock. In addition, Mr. Chatpar is in a position to impede transactions that may be desirable for other stockholders. He could, for example, make it more difficult for anyone to take control of us.

Impact of Inflation

Inflation has historically not had a material effect on our operations.

ITEM 7 - Financial Statements

The Financial Statements of the Company are filed as part of this Form 10-KSB.

ITEM 8 - Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

PART III

ITEM 9 - Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The directors, executive officers and key employees of our company are:
Name	Age	Office

Jawahar C. Chatpar	56	Chairman of the Board, President, and Chief Executive Officer

Jack P. Dorfman	66	Director

Jatinder V. Wadhwa	69	Director

Terry L. Jones	56	Director

Andrew Van Etten	42	Director

Larry S. Shluger	65	Vice President of Operations and Secretary

Jawahar C. Chatpar is the founder of our company and has served as Chairman of the Board, Chief Executive Officer and President since March 1991, as Chairman of the Board, Chief Executive Officer and Secretary from November 1986 until March 1991, and as President and Chief Executive Officer since inception until November 1986. Mr. Chatpar has also served as a director since inception. Mr. Chatpar founded our company in 1983 as a successor to a Canadian corporation of the same name, which he founded in 1982. Mr. Chatpar is primarily responsible for developing our proprietary technology and managing our company, including its business development and marketing functions. From 1980 to 1982, Mr. Chatpar was employed by Bayly Engineering Limited, a manufacturer of digital telecommunication systems and a member of A.E.G. Telefunken Group, as a General Manager of Digital Transmission and Fiber Optics Engineering (research and development). From 1974 to 1980, Mr. Chatpar served in various engineering, general management and marketing positions with Northern Telecom (Nortel Networks). He holds an B.Tech (honors) degree in Electrical Engineering from the Indian Institute of Technology, Bombay, India and an M.S. degree in Electrical Engineering from the University of Waterloo, Canada.

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

Summary Compensation Table

The following table sets forth information concerning the compensation for services in all capacities for the fiscal years ended March 31, 2004, 2003 and 2002 of those persons who were, at March 31, 2004 the chief executive officer (the "named officer"). During such periods, no executive officer of our company received compensation in excess of $100,000.

 2516:
	Annual Compensation				Long Term Compensation			All Other Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compens- Ation ($)(1)	Restricted Stock Awards ($)	Securities Underlying Options/ SARs(#)	LTIP Payouts ($)
J.C. Chatpar, Chairman of the Board, President and Chief Executive Officer	2004 2003 2002	$92,500 $92,500 $92,500	None None None	None None None	None None None	1,000,000(4) 230,366(3) 5,000,000(2)	None None None	None None None

____________

(1) We have concluded that the aggregate amount of perquisites and other personal benefits paid to each of the named officers named in the table did not exceed the lesser of 10% of such officer's total annual salary and bonus for the 2004, 2003 and 2002 fiscal years or $50,000, thus, such amounts are not included in the table.

(2) In fiscal year 2002, Mr. Chatpar was granted options to purchase 1,000,000 shares of our common stock at an exercise price of $0.40. Mr. Chatpar was also granted options to purchase 1,000,000 shares of our common stock at an exercise price of $0.50. In addition, Mr. Chatpar was granted conditional performance based options with a six-year exercise term as follows: (a) stock options to purchase 1,000,000 shares of our common stock at an exercise price of $0.50 per share, provided the 10 day moving average stock price is above $2.00, (b) additional stock options to purchase 1,000,000 shares of our common stock at an exercise price of $0.50 per share, provided the 10 day moving average stock price is above $3.00, and (c) additional stock options to purchase 1,000,000 shares of our common stock at an exercise price of $0.50 per share, provided the 10 day moving average stock price is above $4.00.

(3) In fiscal year 2003, Mr. Chatpar was granted options to purchase 230,366 shares of our common stock at an exercise price of $0.15 per share.

(4) In fiscal year 2004, Mr. Chatpar was granted options to purchase 1,000,000 shares of our common stock at an exercise price of $0.17 per share.

Option Grants In Last Fiscal Year

The following table sets forth information concerning stock option grants made during fiscal year 2004 to the named officers. We have not granted any stock appreciation rights.
Individual Grants
	Number of Securities	% of Total Options Granted	Exercise	Expiration
	Underlying Options	To Employees in	Price	Date
	Granted	Fiscal Year End	($/Share)
Name	(#)	(1)	(2)	(3)

J.C. Chatpar	1,000,000	86.2%	$0.17	07/24/13

_________________

(1) During fiscal year 2004, options to purchase an aggregate of 1,000,000 shares of our common stock were granted to Mr. Chatpar and options to purchase an aggregate of 160,000 shares of our common stock were granted to four other directors.

(2) The exercise price of the options granted was equal to the fair market value of the underlying stock on the date of grant.

  Options are immediately exercisable.

Aggregated Fiscal Year End Option Values

The following table sets forth information concerning the number of unexercised options and the Fiscal 2004 year-end value of unexercised options on an aggregated basis held by the named officers. We have not granted any stock appreciation rights in Fiscal 2004.

	Number of Securities Underlying Unexercised Options at Fiscal Year-End (#)		Value of Unexercised In-The-Money Options at Fiscal Year-End ($)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable

J.C. Chatpar	4,885,366	3,000,000	$41,500	0

____________

(1) Options are "in-the-money" if, on March 31, 2004, the market price of the Common Stock ($0.20) exceeded the exercise price of such options. The value of such options is calculated by determining the difference between the aggregate market price of our common stock underlying the options on March 31, 2004 and the aggregate exercise price of such options.

Compensation of Directors

We pay our directors $250 per board meeting. During Fiscal 2004, the board of directors met three times and each director attended at least 75% of the meetings of the board of directors. In addition, we currently reimburse each director for expenses incurred in connection with his attendance at each meeting of the board of directors.

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

ITEM 11 - Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of our company's common stock as of March 31, 2004, for (i) each person or group that is known to us to be a beneficial owner of more than 5% of the outstanding shares of our common stock, (ii) each of the named officers and directors, and (iii) all directors and executive officers of our company as a group. Except as otherwise indicated, we believe that such beneficial owners, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws, where applicable.
Names and Address Of Beneficial Owners	Number of Shares	Percentage Owned (1)(2)
J.C. Chatpar(3) c/o Cyber Digital, Inc. 400 Oser Avenue Hauppauge, NY 11788	11,904,778	45.7%
Jack P. Dorfman(4)	230,000	0.9%
Jatinder V. Wadhwa(5)	297,812	1.1%
Terry L. Jones (6)	961,230	3.7%
Andrew Van Etten(7)	80,000	*
Prem Chatpar (8)	2,612,074	10.0%
All directors and executive officers as a group: (5) persons	13,473,820	51.7%

*less than 1%

(1) For purposes of computing the percentage of outstanding shares of Common Stock held by each person or group of persons named above, any security which such person or persons have or have the right to acquire within 60 days is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage of ownership of any other person.

(2) Assumes the exercise of the warrants to purchase in the aggregate 750,000 shares of our common stock issued in connection with the private equity line agreement. Assumes the exercise of all other outstanding warrants to purchase in the aggregate 2,989,200 shares of our common stock.

(3) Includes 4,885,366 shares as to which Mr. J.C. Chatpar holds non-qualified stock options, which are exercisable at any time. Includes warrants to purchase 1,981,200 shares. Excludes 3,000,000 shares, as to which Mr. J.C. Chatpar holds non-qualified stock options, which are not exercisable, until certain conditions are attained. Does not include 476,000 shares owned by his wife, Sylvie Chatpar, to which shares Mr. J.C. Chatpar disclaims beneficial ownership.

(4) Includes 170,000 shares as to which Mr. Dorfman holds a non-qualified stock option, which are exercisable at any time. Does not include 360,000 shares owned by his wife, Sandra Dorfman, to which shares Mr. Dorfman disclaims beneficial ownership.

(5) Includes 140,000 shares as to which Mr. Wadhwa holds non-qualified stock options which are exercisable at any time.

(6) Mr. Terry Jones is a general partner of a limited partnership that is the general partner of Syndicated Communications Venture Partners III, L.P. ("Syncom III"), a fund which on April 14, 1998, Syncom III converted all of its outstanding Series B-1 preferred stock into 861,230 shares of our common stock at a conversion price of $2.89 per share. Includes 100,000 shares as to which Mr. Jones holds non-qualified stock options which are exercisable at any time.

(7) Includes 80,000 shares as to which Mr. Van Etten holds non-qualified stock options that are exercisable at any time.

(8) Includes warrants to purchase 768,000 shares. Mr. Prem Chatpar is an individual stockholder and is the brother of Mr. J.C. Chatpar.

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

Mr. Terry Jones, a director, is the general partner of WJM Partners III, L.P. ("WJM"), the general partner of Syncom III. Pursuant to the terms of the stock purchase agreement so long as Syncom III holds our common stock, our company's board of directors shall consist of not less than five members and that we shall use our best efforts to cause Terry Jones (or another partner of WJM) to be elected as a director.

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

Dated: June 25, 2004
CYBER DIGITAL, INC.

By: /s/ J.C. Chatpar
J.C. Chatpar
Chairman of the Board, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J.C. Chatpar J.C. Chatpar	Chairman of the Board, President and Chief Executive Officer (Principal Executive and Financial Officer)	June 25, 2004

/s/ Jack P. Dorfman Jack P. Dorfman	Director	June 25, 2004

/s/ Jatinder Wadhwa Jatinder Wadhwa	Director	June 25, 2004

/s/ Terry Jones Terry Jones	Director	June 25, 2004

/s/ Andrew Van Etten Andrew Van Etten	Director	June 25, 2004

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

June 25, 2004

/s/ J.C. Chatpar

J.C. Chatpar

Chief Executive Officer and

Chief Financial Officer

Exhibit 99.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Cyber Digital, Inc. (the "Company") on Form 10-KSB for the fiscal year ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J.C. Chatpar, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to ' 906 of the Sarbanes-Oxley Act of 2002, that:

  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ J.C. Chatpar

J.C. Chatpar

Chief Executive Officer and

Chief Financial Officer

June 25, 2004

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Cyber Digital, Inc.

Hauppauge, New York

We have audited the accompanying balance sheets of Cyber Digital, Inc. as of March 31, 2004 and 2003, and the related statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended March 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amount and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2004 and 2003, and the results of its operations and its cash flows for each of the two years in the period ended march 31, 2004 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the financial statements, the Company has not developed a revenue base for its digital switching, Internet and networking systems. Accordingly, the Company has not generated sufficient cash flow to support its operations. The Company has been principally dependent on the issuance of debt and equity securities. These circumstances create substantial doubt about the Company's ability to continue as a going concern. The financial statements do not contain any adjustments that may result from the outcome of these uncertainties.

/s/ Blanchfield, Kober & Company, P.C.

Hauppauge, New York

June 25, 2004

	CYBER DIGITAL, INC.
	BALANCE SHEETS
	March 31, 2004 and 2003

	2004	2003
ASSETS

Current Assets
Cash and cash equivalents	$29,990	$7,445
Inventories	582,575	582,575
Prepaid and other current assets	35,175	44,334

Total Current Assets	647,740	634,354

Property and Equipment, net	6,751	13,458

Other Assets	26,374	26,374

TOTAL ASSETS	$680,865	$674,186

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable, accrued expenses, and taxes	$214,850	$250,716
Accrued interest	92,439	36,652
Officer/ shareholder notes payable	672,300	366,600
Settlement payable-current portion	10,626	4,000

Total Current Liabilities	990,215	657,968

Long Term Debt
Settlement payable	16,881	24,223

Total Liabilities	1,007,096	682,191

Commitments and Contingencies

Shareholders' Equity (Deficit)
Preferred stock - $.05 par value; cumulative, convertible and
Participating; authorized 10,000,000 shares
Series C; issued and outstanding 310 shares at
March 31, 2004 and 2003	16	16
Common stock - $.01 par value; authorized 60,000,000 shares;
issued and outstanding 22,326,542 and 21,978,287
shares at March 31, 2004 and 2003, respectively	223,266	219,784
Additional paid-in-capital	18,816,740	18,733,860
Accumulated deficit	(19,366,253)	(18,961,665)

Total Shareholders' Equity (Deficit)	(326,231)	(8,005)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$680,865	$674,186

See independent accountant's report and notes to financial statements.

Page 2

	CYBER DIGITAL, INC.
	STATEMENTS OF OPERATIONS
	March 31, 2004 and 2003

	2004	2003

Net Sales	$0	$0

Cost of Sales	0	0

Gross Profit	0	0

Operating Expenses
Selling, general and administrative expenses	$321,202	$561,590
Research and development	22,921	132,778

Total Operating Expenses	344,123	694,368

Loss from Operations	(344,123)	(694,368)

Other Income (Expense)
Interest income	0	17
Interest expense	(59,072)	(34,922)
Other income	0	0
Other expense	(524)	(28,223)

Total Other Income (Expense)	(59,596)	(63,128)

Loss before Income Taxes	(403,719)	(757,496)

Provision for Income Taxes	869	1,352

Net Loss	(405,588)	(758,848)

Preferred Stock Dividend	0	0

Income Available to Common Shareholders	$(405,588)	$(758,848)

Net Loss Per Share of Common Stock (See Note 7)

Loss from Operations - Basic	$(.02)	$(.04)
Diluted	$(.02)	$(.04)

Net Loss - Basic	$(.02)	$(.04)
Diluted	$(.02)	$(.04)

Weighted average number of common shares outstanding	22,182,551	21,278,473

See independent accountant's report and notes to financial statements.

Page 3

				CYBER DIGITAL, INC.
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
		Years ended March 31, 2004 and 2003

	Preferred Stock								Shareholders'
	Series C		Series D-1		Common Stock		Paid in	Accumulated	Equity
	Shares Amount		Shares Amount		Shares	Amount	Capital	Deficit	(Deficit)

Balance at March 31, 2002	310	$ 16	-0-	$ -0-	20,650,352	$ 206,504	$ 17,733,133	$ (18,202,817)	$ (263,164)

Issuance of Common Stock					1,347,935	13,480	505,159		518,639

Retirement of Common Stock					(20,000)	(200)	(21,000)		(21,200)

Issuance of Stock Options							516,658		516,658

Net Loss								(758,848)	(758,848)

Balance at March 31, 2003	310	$ 16	-0-	$ -0-	21,978,287	$ 219,784	$ 18,733,860	$ (18,961,665)	$ (8,005)

Issuance of Common Stock					348,255	3,482	82,880		86,362

Net Loss								(404,588)	(404,588)

Balance at March 31, 2004	310	$ 16	-0-	$ -0-	22,326,542	$ 223,266	$ 18,816,740	$ (19,366,253)	$ (326,231)

See independent accountant's report and notes to financial statements.

Page 4

	CYBER DIGITAL, INC.
	STATEMENTS OF CASH FLOWS
	Years ended March 31, 2004 and 2003

	2004	2003

Cash Flows from Operating Activities
Net loss	$(404,588)	$(758,848)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,128	43,429
Inventory valuation allowance	0	39,542
(Increase) decrease in operating assets:
Prepaid and other current assets	9,160	(8,995)
Other assets	0	0
Increase (decrease) in operating liabilities:
Accounts payable, accrued expenses and taxes	19,920	111,725
Settlement payable	(716)	28,223

Net Cash Used in Operating Activities	(368,096)	(544,924)

Cash Flows from Investing Activities
Purchase of equipment	(1,421)	0

Net Cash Used in Investing Activities	(1,421)	0

Cash Flows from Financing Activities
Issuance of common stock	86,362	497,439
Proceeds from officer/shareholder loan	305,700	41,600

Net Cash Provided by Financing Activities	392,062	539,039

Net Increase (Decrease) in Cash and Cash Equivalents	22,545	(5,885)

Cash and Cash Equivalents at Beginning of Period	7,445	13,330

Cash and Cash Equivalents at End of Period	$29,990	$7,445

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Income taxes	$440	$1,287

Noncash Operating and Financing Activities
Stock issued for services	$0	$5,001
Stock options issued to satisfy liabilities	$0	$561,568

See independent accountant's report and notes to financial statements.

Page 5

CYBER DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2004 AND 2003

Note 1 - Summary of Significant Accounting Policies

Description of Business

Cyber Digital, Inc. (the "Company") was incorporated in the State of New York in April 1983. The Company designs, develops, manufactures and markets digital switching, internet and networking systems that enable simultaneous communication of voice and data to a large number of users. The Company's systems are based on its proprietary software technology.

Operating and Financing Matters

Since inception, the Company has devoted substantial resources to the design and development of the Company's systems and technology. As such, the Company has not achieved revenue growth and has incurred operating losses. At March 31, 2004, the Company had an accumulated deficit of $19,366,253 and a shareholders' deficit of $326,231. The decrease in equity from March 31, 2003 to March 31, 2004 is due mainly to a net operating loss during the fiscal year ended March 31, 2004. During the fiscal years ended March 31, 2004, 2003 and 2002, the Company received cash advances of $305,700, $41,600 and $325,000 respectively, from the Chief Executive Officer and a shareholder. In addition, the Company issued common stock under an equity line of credit of $86,362 and $416,366 for the years ended March 31, 2004 and 2003 respectively. An additional $100,000 was raised in December 2002 from a private placement of unregistered restricted common stock. The Company historically has generated sufficient cash flow to support its operations mainly from issuances of debt and equity securities. The Company anticipates additional issuances of debt and/or equity. The viability of the Company is dependent upon future revenues and additional issuances of equity.

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

MARCH 31, 2004 AND 2003

Note 1 - Summary of Significant Accounting Policies (continued)

Inventories

The Company uses a cost system, which approximates the first-in, first-out method. Inventories are valued at the lower of cost or market.

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

MARCH 31, 2004 AND 2003

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

Stock-Based Compensation

The Company accounts for stock options as prescribed by Accounting Principles Board ("APB") Opinion No. 25 and includes pro forma information in the stock-based compensation footnote, as permitted by Financial Accounting Standards Board ("FASB") Statement No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). Accordingly, no compensation cost is recognized for stock options granted in 2004 and 2003 since the option exercise price is not less than the market price of the underlying stock on the date of grant. In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting For Certain Transactions Involving Stock-an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB No. 25 and among other issues clarifies the definition of an employee for purposes of applying APB Opinion No. 25. The Company adopted FIN 44 in the first quarter of 2001 with no material effect on the Companys financial position, results of operations or cash flows.

Recent Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation- Transition and Disclosure-". SFAS No. 148 is an amendment to SFAS No. 123, it provides for alternative method of transition for a voluntary change to the fair value based method of accounting for stock based employee compensation.

The Company is currently evaluating this statement but does not expect that it will have a material impact on the Companys financial position, results of operations, or cash flows.

Concentration of Credit Risk

The Company places most of temporary cash investments with financial institutions and may exceed the FDIC limit. The Company has not experienced any losses to date resulting from this policy.

CYBER DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2004 AND 2003

Note 1 - Summary of Significant Accounting Policies (continued)

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

Note 2 - Inventories

Inventories consist of the following at March 31:

	2004	2003
Raw materials	$515,918	$515,918
Finished goods	66,657	66,657
	$582,575	$582,575

Note 3 - Property and Equipment

Major classes of property and equipment consist of the following at March 31:
	2004	2003	Useful Lives
Machinery and equipment	$339,394	$337,973	5 years
Furniture and fixtures	64,355	64,355	7 years
Leasehold improvements	4,786	4,786	Lease term
	408,535	407,114
Less: Accumulated depreciation	401,784	393,656
	$6,751	$13,458

Note 4 - Other Assets

Other assets consist of various security deposits.

CYBER DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2004 AND 2003

Note 5 Officer/ Shareholder Loans Payable

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

During the 2003 fiscal year the Company received additional advances from J.C. Chatpar in the amount of $41,600. During the 2004 fiscal year the Company received additional advances from J.C. Chatpar and a shareholder in the total amount of $305,700. These additional advances bear the same interest rate as the promissory note, are unsecured and are due on demand. Interest expense for the years ended March 31, 2004, 2003 and 2002 was $59,072, $34,992 and $1,729 respectively.

Note 6 Line of Credit

During July 2001, the Company secured a $6,000,000 equity line of credit. The line allows for the Company to take advances a maximum of twenty-four times during the thirty-month term of the agreement. The maximum amount of each draw down is $250,000. For the years ended March 31, 2004 and 2003, the Company utilized approximately $86,000 and $413,000, respectively, of this equity line. As of March 31, 2004, the entire equity line has expired.

Note 7 - Earnings (Loss) Per Share

Earnings per share ("EPS") has been computed and presented pursuant to the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share.

	2004	2003
Net Loss	$(404,588)	$(758,848)
Dividends paid on Preferred Stock	0	0
Income Available to Common Shareholders	$(404,588)	$(758,848)
Weighted Average Common Shares Outstanding	22,182,551	21,278,473
Basic EPS	$(.02)	$(.04)
Diluted EPS	$(.02)	$(.04)

Diluted earnings per share does not include any stock warrants, options, or convertible preferred stock as the inclusion of these items would be antidilutive to earnings per share.

Note 8 Common Stock Transactions

During the years ended March 31, 2004 and 2003 the Company issued 348,255 and 842,934 shares of common stock under the equity line of credit.

CYBER DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2004 AND 2003

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

A restricted stock award, entitling the recipient to acquire shares of common stock for a purchase price at least equal to par value may be granted to such persons and in such amounts and subject to such terms and

CYBER DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2004 AND 2003

Note 9 - Stock Option Plans (continued)

conditions as the Committee may determine. Shares of restricted stock may not be sold, assigned, transferred, pledged or otherwise encumbered or disposed of except as specified in the 1997 Plan or the written agreement governing the grant. The Committee, at the time of grant, will specify the date or dates on which the nontransferability of the restricted stock shall lapse. During the 90 days following the termination of the grantee's employment for any reason, the Company has the right to require the return of any shares to which restrictions on transferability apply, in exchange for which the Company shall repay to the grantee any amount paid by the grantee for such shares.

Unless sooner terminated by the Board, the provisions of the 1997 Plan regarding the grant of ISOs shall terminate on the tenth anniversary of the adoption of the 1997 Plan by the Board. No ISOs shall thereafter be granted under the Plan, but all ISOs granted theretofore shall remain in effect in accordance with their terms.

In addition to these plans, the Company has issued non-qualified stock options and warrants upon the approval by the Board of Directors. Such options and warrants are granted at 100% of fair market value on the date of the grant. Information with respect to non-qualified stock options and warrants is summarized as follows:

	Price	Shares
Outstanding, April 1, 2003	$0.15 to $6.00	9,230,068
Canceled	$0.40 to $6.00	(480,000)
Granted	$0.17 to $0.20	3,849,200
Outstanding, March 31, 2004		12,599,268

A summary of options and warrants as of March 31, 2004 follows:
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at 3/31/04	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable as of 3/31/04	Weighted Average Exercise Price
$ .15 to $1.50	$ 4,365,768	7.23	$ 0.19	$ 4,365,768	$ 0.19
$ .40 to $1.50	6,140,000	3.50	0.56	3,697,500	0.62
$2.43 to $3.00	1,230,000	4.72	2.68	1,230,000	2.68
$4.00 to $5.15	760,000	1.27	4.45	760,000	4.45
$5.70 to $6.00	103,500	2.10	6.00	103,500	6.00
	$ 12,599,268	4.77	$ 0.92	$ 10,156,768	$ 1.02

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

The following assumptions were employed to estimate the fair value of stock options granted:

	Fiscal Years Ended March 31,
	2004	2003
Expected dividend yield	0.00%	0.00%
Expected price volatilities	23.00%	23.00%
Risk-free interest rate	1.20%	1.20%
Expected life (years)	5	5

For pro forma purposes, the estimated fair value of the Companys stock options is amortized over the options vesting period. The Company pro forma information follows:
	2004	2003
Weighted average fair value of
Options granted	$0.01	$0.01
Net Loss
As reported	$(404,588)	$(758,848)
Pro Forma	(443,080)	(764,014)
Net Loss Per Share
As reported
Basic	$(.02)	$(.04)
Diluted	$(.02)	$(.04)
Pro Forma
Basic	$(.02)	$(.04)
Diluted	$(.02)	$(.04)

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

MARCH 31, 2004 AND 2003

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

Note 11 - Income Taxes

The Company has net operating loss carryforwards for tax purposes amounting to approximately $11.4 million that may be offset against future taxable income which expire through 2023.

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

CYBER DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2004 and 2003

Note 11 - Income Taxes (continued)

The change in the deferred tax asset (as well as the valuation account) was approximately $132,000 for the fiscal year ended March 31, 2004.

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

Operating Leases

The Company leases space under a noncancelable operating lease in Hauppauge, New York. This lease is for a five-year period and expires on May 31, 2009. This location is the Companys executive offices and operations. Rent expense was $71,516 and $65,800 for the years ended March 31, 2004 and 2003, respectively.

CYBER DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2004 AND 2003

Note 12 - Commitments and Contingencies (continued)

Operating Leases (continued)

The Company also has noncancelable operating leases for vehicles and equipment. The monthly rental is $835. The amount charged to expense was $12,775 and $12,956 for the years ended March 31, 2004 and 2003, respectively.

Future minimum rentals are as follows:

For years ending March 31, 2005	$ 9,566

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

The Company is a defendant in an action arising from an alleged improper termination of a licensing and lease agreement with Cummings Properties, LLC. In June 2003, this action was settled. The settlement requires the Company to pay $28,223 over 36 months. The settlement bears interest at 15%. The Company has charged the cost of the settlement to other expense for the year ended March 31, 2003.

Note 13 - Foreign Operations

During the fiscal year ended March 31, 1998, the Company formed a wholly owned subsidiary, Cyber Digital (India) Private Limited, under the rules and regulations of the government of India. The subsidiary has not begun operations and has no assets as of March 31, 2004 and 2003.

During the fiscal year ended March 31, 2002, the Company financed a wholly owned subsidiary, Cyber Digital (Nigeria) Ltd. under the rules and regulations of the government of Nigeria. The subsidiary has not begun operations has no assets as of March 31, 2004 and 2003.

Note 14 - Going Concern Uncertainty

The Company is focused on the development and maintenance of its proprietary operating system software and the pursuit of various revenue sources. The Company continues to be dependent on short-term loans from stockholders and officers, and private placement of equity securities to provide sufficient working capital to continue its operations. While the Company is currently negotiating to obtain new funding and is encouraged by recent legislative changes, there is no assurance that the Company will be able to obtain the necessary funding to continue as a going concern.