Form 10QSB
period 2004-03-31
CYBER DIGITAL INC
filed 2004-08-12
CIK 721295

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

Yes [X]	No [_]

The number of shares of stock outstanding at August 12, 2004: 22,326,542 shares of Common Stock; par value $.01 per share.

	CYBER DIGITAL, INC.
	BALANCE SHEETS

	June 30, 2004	March 31, 2004
ASSETS	(Unaudited)	(Audited)

Current Assets
Cash and cash equivalents	$1,503	$29,990
Inventories	582,575	582,575
Prepaid and other current assets	35,175	35,175
Total Current Assets	619,253	647,740

Property and Equipment, net
Equipment	$339,394	$339,394
Furniture and Fixtures	64,355	64,355
Leasehold Improvements	4,786	4,786
	$408,535	$408,535
Accumulated depreciation	401,994	401,784
Total Property and Equipment	$6,541	$6,751

Other Assets	26,374	26,374

TOTAL ASSETS	$652,168	$680,865

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable, accrued expenses, and taxes	$209,219	$214,850
Accrued interest	111,552	92,439
Officer/ shareholder notes payable	702,300	672,300
Settlement payable-current portion	12,803	10,626
Total Current Liabilities	1,035,874	990,215

Long Term Debt
Settlement payable	13,470	16,881

Total Liabilities	1,049,344	1,007,096

Commitments and Contingencies

Shareholders' Equity (Deficit)
Preferred stock - $.05 par value; cumulative, convertible and
Participating; authorized 10,000,000 shares
Series C; issued and outstanding 310 shares at
June 30, 2004 and March 31, 2004	16	16
Common stock - $.01 par value; authorized 60,000,000 shares;
issued and outstanding 22,326,542 and 22,326,542
shares at June 30, 2004 and March 31, 2004, respectively	223,266	223,266
Additional paid-in-capital	18,816,740	18,816,740
Accumulated deficit	(19,437,198)	(19,366,253)
Total Shareholders' Equity (Deficit)	(397,176)	(326,231)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$652,168	$680,865

The accompanying notes are an integral part of these statements.

	CYBER DIGITAL, INC.
	STATEMENTS OF OPERATIONS
	(Unaudited)
	Three months ended June 30,
	2004	2003

Net Sales	$0	$0

Cost of Sales	0	0

Gross Profit	0	0

Operating Expenses
Selling, general and administrative expenses	$45,183	$80,249
Research and development	5,769	13,885

Total Operating Expenses	50,952	94,134

Loss from Operations	(50,952)	(94,134)

Other Income (Expense)
Interest expense	(19,994)	(10,914)
Other expense	0	0

Total Other Income (Expense)	(19,994)	(10,914)

Net Loss	(70,866)	(105,048)

Preferred Stock Dividend	0	0

Income Available to Common Shareholders	$(70,946)	$(105,048)

Net Loss Per Share of Common Stock

Loss from Operations - Basic	$(.003)	$(.005)
Diluted	$(.003)	$(.005)

Net Loss - Basic	$(.003)	$(.005)
Diluted	$(.003)	$(.005)

Weighted average number of common shares outstanding	22,326,542	22,095,971

The accompanying notes are an integral part of these statements.

	CYBER DIGITAL, INC.
	STATEMENTS OF CASH FLOWS
	(Unaudited)
	Three months ended, June 30,
	2004	2003

Cash Flows from Operating Activities
Net loss	$(70,946)	$(105,048)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	210	4,812
Amortization	0	87
(Increase) decrease in operating assets:
Prepaid expenses	0	(730)
Increase (decrease) in operating liabilities:
Accounts payable, accrued expenses and taxes	13,483	(19,392)
Settlement payable	(1,234)	(400)

Net Cash Used in Operating Activities	(58,487)	(120,671)

Cash Flows from Investing Activities
Purchase of equipment	$0	$(1,421)

Net Cash Used in Investing Activities	$0	$(1,421)

Cash Flows from Financing Activities
Issuance of common stock	$0	$81,817
Proceeds from officer/ shareholder loan	30,000	42,600

Net Cash Provided by Financing Activities	30,000	124,417

Net Increase (Decrease) in Cash and Cash Equivalents	(28,487)	2,325

Cash and Cash Equivalents at Beginning of Period	29,990	7,445

Cash and Cash Equivalents at End of Period	$1,503	$9,770

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Income taxes	$0	$0

The accompanying notes are an integral part of these statements.

CYBER DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending March 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Companys Form 10-KSB, for the year ended March 31, 2004.

NOTE 2 INVENTORIES

Inventory of purchased parts for eventual resale to customers are valued at the lower of cost or market, as determined by the first-in, first-out (FIFO) method and consisted of the following:

	June 30, 2004	March 31, 2004
Raw Materials	$515,918	$515,918
Finished Goods	66,657	66,657
	$582,575	$582,575

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

Our objective is to provide very low cost domestic long distance voice service to consumers by carrying the traffic over the Internet. Traffic on the Internet faces no boundaries. However, our domestic PSTN is strictly defined by boundaries identified by specific area codes according to our North American Numbering Plan (NANP) system. Telephone calls between area codes are, generally, termed as long distance calls. Calls within an area code are termed as a local call. Currently, the existing PSTN uses numerous Time Division Multiplex (TDM) switches between area codes to carry long distance calls on a circuit switched basis. This approach is expensive as a dedicated circuit is established for the duration of each long distance call. However, this circuit switched network has the advantage of secure and clear voice communication and is deployed globally with penetration of almost 100%. With the advent of Internet Protocol and the ability to carry voice over packet switched network, and the ubiquity of Internet, long distance calls can be transported between area codes very inexpensively. However, the security and quality of voice over Internet is inferior to that of circuit switched networks. We believe that despite these negatives of VoIP technology, an emerging market opportunity exists because of those consumers who are willing to tolerate poor quality and low security for greater savings in making long distance calls.

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

    Cyber Distributed Central Office (CDCO) CLASS 5 TDM exchange provides voice subscriber lines such as POTS, ISDN, analog trunk lines for PABXs, etc.

    Cyber Tandem Exchange (CTSX) CLASS 4 TDM exchange provides T1 carrier grade voice and data trunks.

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

Results of Operations

For Three Months Ended June 30, 2004

Net sales

Net sales for the quarter ended June 30, 2004 was zero as compared to zero for the quarter ended June 30, 2003. We are in early stages of developing the domestic emerging markets in two areas, which have just recently opened for us. First, in January 2004, Federal Communication Commission (FCC) decided not to regulate Voice-Over-Internet Protocol services, permitting us to begin the deployment of our VoIP systems. Second, on June 15, 2004, Supreme Court finally approved the FCC's new ruling on the regulated phone policy that permits us to sell our systems for the creation of critical 'last-mile' local-loop networks. We have been waiting for these deregulation policies so as to enter the U.S. market with our systems.

Gross profit

We include in our cost of sales the materials and labor used, subcontractor costs and overhead incurred in the manufacture of our systems, which was zero for both quarter ended June 30, 2004 and 2003 because of zero sales.

Selling, general and administrative

Selling, general and administrative expenses decreased from $80,249 in quarter ended June 30, 2003 to $45,183 in quarter ended June 30, 2004, representing a decrease of $35,066 or approximately 44%, principally due to cutback in marketing efforts in Nigeria and capital constraints to enter the U.S. market.

Research and development

Research and development expenses decreased from $13,885 in quarter ended June 30, 2003 to $5,769 in quarter ended June 30, 2004, representing a decrease of $8,116 or approximately 58%, principally due to capital constraints. All development costs are expensed in the period incurred.

Net income (loss) available to Common Stockholders

The net loss in quarter ended June 30, 2004 was $(70,946) or $(.003) per share as compared with a loss of $(105,048) or $(.005) per share in quarter ended June 30, 2003.

Liquidity and Capital Resources

Our ability to generate cash adequate to meet our needs results primarily from cash advances in the form of loan from our Chief Executive Officer and a shareholder. Total working capital decreased by $74,146 to $(416,621) at June 30, 2004 from $(342,475) at March 31, 2004. The current ratio of current assets to current liabilities decreased to 0.6 to 1 as at June 30, 2004 from 0.7 to 1 as at March 31, 2004. Current levels of inventory are adequate to meet sales for the next six months. We believe that our current sources of liquidity are insufficient to meet our needs. We need to obtain additional funds to pursue the emerging domestic markets. We have no off-balance sheet arrangements.

As of the quarter ended June 30, 2004, our company has received cash advances of $525,300 and $177,000 from our Chief Executive Officer and a shareholder, respectively.

Additional financing will be needed to support the future growth plans of our company, as defined below for each of the three market segments:

Unregulated Emerging VoIP Service Market Segment: In order to build POPs, using our VoIP systems, in several major metropolitan areas significant capital will be required. We are looking for such capital from various state government financial assistance programs such as Industrial Development Agency (IDA) bonds for manufacturing and building of POPs, working capital loans, manufacturing assistance loans, revolving loans, telecom fund loans, wage tax credits for new hires, investment tax credits, etc. Under consideration are $10 million IDA bond at 1.2% interest rate and 15 year term; and various loans aggregating $3 million at interest rates ranging from 1% to 3% with terms varying from 1-1/2 years to 7 years. This IDA funding is contingent upon our ability to raise additional equity capital from the sale of preferred and/or common stock. We believe that such funding should be possible because in January 2004, FCC created the next revolution in voice communications by not intending to regulate Voice-Over-Internet Protocol (VoIP) services.

Regulated Emerging Market Segment: We are currently looking for capital for this market as well through a combination of equity and IDA funding, as set forth above. We see that CLECs and LDCs are beginning plans to build their own critical 'last mile' local-loop network consisting of local digital voice switches and broadband systems, loops and transport. We believe that this market will emerge, especially after the Supreme Court ruling of June 15, 2004.

Developing Countries Market Segment: We need significant capital to enter developing countries such as China, India and Brazil. However, for the Nigerian market we do not need capital as we have already expended substantial capital in marketing our systems to certain Nigerian buyers. Our equipment sale agreements require these buyers to make payments through cash-in-advance and irrevocable confirmed letters of credit. We are not expending any further capital until we see some results from these buyers.

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

We cannot guarantee that there will be a market for our systems and services in the U.S.

The market for our VoIP services and our systems that create critical 'last mile' local-loop networks are in the early stages of development in the U.S. Consequently, we cannot accurately predict whether the market for our systems or services will fail to develop, grow more slowly than anticipated, or become saturated with competitors. Various VoIP based service providers have already entered this emerging market ahead of us. Although we have resolved certain critical issues facing commercial use of local-loop digital broadband systems for Internet and distributed digital voice switches for local access, including security, reliability, quality and cost of access, we cannot guarantee market acceptance of our systems.

Our limited marketing activity may materially adversely affect our business.

If our systems or services are to be accepted by the market, we will need to create an awareness of, and demand for, our systems. We have not yet engaged in such marketing activities to any degree, as we lack the resources to do so. Also, any such marketing activities that we engage in may prove unsuccessful.

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

We depend on third-party suppliers.

We depend on others to manufacture all of the component parts we incorporate into our systems. We purchase our component parts from numerous third-party manufacturers and believe that numerous alternative sources of supply are readily available for most component parts. We depend on our suppliers to satisfy performance and quality specifications and to dedicate sufficient production capacity for components within scheduled delivery times. We do not maintain contracts with any of our suppliers; instead, we purchase our system components pursuant to purchase orders placed from time to time.

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

We have in the past sold our previous versions of digital voice switches to defense agencies of the United States and provided broadband services using our systems in alliance with AT&T to businesses. Due to cutbacks and the recent telecom meltdown, we may not be able to replace these customers.

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

Issuance of our shares of common stock to fund our entry into domestic emerging markets may significantly dilute the equity interest of existing stockholders.

We will need significant additional funds to enter the U.S. emerging markets, which will require us to issue more shares of our common stock. Accordingly, this causes a greater risk of dilution. The perceived risk of dilution may cause some of our stockholders to sell their shares, which could have a depressive effect on the price of our common stock.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
  Exhibits
    Certification of Chief Executive Officer and Chief Financial Officer

  Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant for the three months ended June 30, 2004.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: August 12, 2004	CYBER DIGITAL, INC

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

August 12, 2004

/s/ J.C. Chatpar

J.C. Chatpar

Chief Executive Officer and

Chief Financial Officer

Exhibit 99.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Cyber Digital, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J.C. Chatpar, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to ? 906 of the Sarbanes-Oxley Act of 2002, that:

  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ J.C. Chatpar

J.C. Chatpar

Chief Executive Officer and

Chief Financial Officer

August 12, 2004