Form 10QSB
period 2004-09-30
CYBER DIGITAL INC
filed 2004-11-10
CIK 721295

3:

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

Yes [X]	No [_]

The number of shares of stock outstanding at November 8, 2004: 22,326,542 shares of Common Stock; par value $.01 per share.

	CYBER DIGITAL, INC.
	BALANCE SHEETS

	September 30, 2004	March 31, 2004
ASSETS	(Unaudited)	(Audited)

Current Assets
Cash and cash equivalents	$16,076	$29,990
Inventories	582,575	582,575
Prepaid and other current assets	35,175	35,175
Total Current Assets	633,826	647,740

Property and Equipment, net
Equipment	$339,394	$339,394
Furniture and Fixtures	64,355	64,355
Leasehold Improvements	4,786	4,786
	$408,535	$408,535
Accumulated depreciation	402,047	401,784
Total Property and Equipment	$6,488	$6,751

Other Assets	26,374	26,374

TOTAL ASSETS	$666,688	$680,865

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable, accrued expenses, and taxes	$208,785	$214,850
Accrued interest	132,810	92,439
Officer/ shareholder notes payable	741,300	672,300
Settlement payable-current portion	9,392	10,626
Total Current Liabilities	1,092,287	990,215

Long Term Debt
Settlement payable	13,850	16,881

Total Liabilities	1,106,137	1,007,096

Commitments and Contingencies

Shareholders' Equity (Deficit)
Preferred stock - $.05 par value; cumulative, convertible and
Participating; authorized 10,000,000 shares
Series C; issued and outstanding 310 shares at
September 30, 2004 and March 31, 2004	16	16
Series E, issued and outstanding - 50 and 0 shares at
September 30, 2004 and March 31, 2004, respectively	3	0
Common stock - $.01 par value; authorized 60,000,000 shares;
issued and outstanding 22,326,542 and 22,326,542
shares at September 30, 2004 and March 31, 2004, respectively	223,266	223,266
Additional paid-in-capital	18,866,737	18,816,740
Accumulated deficit	(19,529,471)	(19,366,253)
Total Shareholders' Equity (Deficit)	(439,449)	(326,231)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$666,688	$680,865

The accompanying notes are an integral part of these statements.

	CYBER DIGITAL, INC.
	STATEMENTS OF OPERATIONS
	(Unaudited)
	Three months ended September 30,
	2004	2003

Net Sales	$0	$0

Cost of Sales	0	0

Gross Profit	0	0

Operating Expenses
Selling, general and administrative expenses	$63,600	$82,390
Research and development	6,731	11,692

Total Operating Expenses	70,331	94,082

Loss from Operations	(70,331)	(94,082)

Other Income (Expense)
Interest expense	(21,941)	(12,889)
Other expense	0	0

Total Other Income (Expense)	(21,941)	(12,889)

Net Loss	(92,272)	(106,971)

Preferred Stock Dividend	0	0

Income Available to Common Shareholders	$(92,272)	$(106,971)

Net Loss Per Share of Common Stock

Loss from Operations - Basic	$(.004)	$(.005)
Diluted	$(.004)	$(.005)

Net Loss - Basic	$(.004)	$(.005)
Diluted	$(.004)	$(.005)

Weighted average number of common shares outstanding	22,326,542	22,210,621

The accompanying notes are an integral part of these statements.

	CYBER DIGITAL, INC.
	STATEMENTS OF OPERATIONS
	(Unaudited)
	Six months ended September 30,
	2004	2003

Net Sales	$0	$0

Cost of Sales	0	0

Gross Profit	0	0

Operating Expenses
Selling, general and administrative expenses	$108,783	$162,639
Research and development	12,500	25,577

Total Operating Expenses	121,283	188,216

Loss from Operations	(121,283)	(188,216)

Other Income (Expense)
Interest expense	(41,935)	(23,803)
Other expense	0	0

Total Other Income (Expense)	(41,935)	(23,803)

Net Loss	(163,218)	(212,019)

Preferred Stock Dividend	0	0

Income Available to Common Shareholders	$(163,218)	$(212,019)

Net Loss Per Share of Common Stock

Loss from Operations - Basic	$(.007)	$(.009)
Diluted	$(.007)	$(.009)

Net Loss - Basic	$(.007)	$(.009)
Diluted	$(.007)	$(.009)

Weighted average number of common shares outstanding	22,326,542	22,210,621

The accompanying notes are an integral part of these statements.

	CYBER DIGITAL, INC.
	STATEMENTS OF CASH FLOWS
	(Unaudited)
	Six months ended, September 30,
	2004	2003

Cash Flows from Operating Activities
Net loss	$(163,218)	$(212,019)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	263	10,796
Amortization	0	172
(Increase) decrease in operating assets:
Prepaid expenses	0	(680)
Increase (decrease) in operating liabilities:
Accounts payable, accrued expenses and taxes	34,306	(10,756)
Settlement payable	(4,265)	(1,200)

Net Cash Used in Operating Activities	(132,914)	(213,687)

Cash Flows from Investing Activities
Purchase of equipment	$0	$(1,421)

Net Cash Used in Investing Activities	$0	$(1,421)

Cash Flows from Financing Activities
Issuance of preferred stock	$50,000	0
Issuance of common stock	0	$86,364
Proceeds from officer/ shareholder loan	69,000	128,700

Net Cash Provided by Financing Activities	119,000	215,064

Net Increase (Decrease) in Cash and Cash Equivalents	(13,914)	(44)

Cash and Cash Equivalents at Beginning of Period	29,990	7,445

Cash and Cash Equivalents at End of Period	$16,076	$7,401

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Income taxes	$0	$0

The accompanying notes are an integral part of these statements.

CYBER DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending March 31, 2005. For further information, refer to the financial statements and footnotes thereto included in our company's Form 10-KSB, for the year ended March 31, 2004.

NOTE 2 INVENTORIES

Inventory of purchased parts for eventual resale to customers are valued at the lower of cost or market, as determined by the first-in, first-out (FIFO) method and consisted of the following:

	September 30, 2004	March 31, 2004
Raw Materials	$515,918	$515,918
Finished Goods	66,657	66,657
	$582,575	$582,575

PART 1

ITEM 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Statements contained in this Report on Form 10-QSB that are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including without limitation, statements regarding industry trends, strategic business development, pursuit of new markets, competition, results from operations, and are subject to the safe harbor provisions created by that statute. A forward-looking statement may contain words such as "intends", "plans", "anticipates", "believes", "expect to", or words of similar import. Management cautions that forward-looking statements are subject to risks and uncertainties that could cause our company's actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, marketing success, product development, production, technological difficulties, manufacturing costs, changes in economic conditions, competition, the ability to obtain financing on acceptable terms, future profitability, future profitability of acquired businesses or product lines, and those included in our company's Annual Report on Form 10KSB for the fiscal year ended March 31, 2004. Our company undertakes no obligation to release revisions to forward-looking statements to reflect subsequent events, changed circumstances, or the occurrence of unanticipated events.

Overview

We are a designer, software developer, manufacturer and seller of a range of unique distributed digital voice switching infrastructure equipment for public switched telephone network operators worldwide. We are also a software developer, manufacturerer and seller of a vast array of high performance broadband infrastructure systems such as soft-switches, routers, gateways, firewalls and servers used by Internet service providers. Our mission is to become a leading supplier of digital voice switches and broadband systems in the U.S. as well as to the developing countries. We believe that service providers can offer affordable, yet modern, voice and broadband Internet services by using our vast array of voice and Internet systems.

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

High Growth Market Opportunity in the FCC Regulated Market

On June 15, 2004, Supreme Court finally approved the Federal Communications Commission's (FCC) new ruling on the regulated phone policy released on August 21, 2003, requiring the Bells' competitors such as long distance carriers (LDCs) to use their own digital voice switches for connecting calls instead of leasing the Bells' voice switches (hereinafter referred to as "UNE-P Phase Out Policy"). UNE-P is an acronym for Unbundled Network Element - Platform, where Platform means the Bells' voice switches, the leasing of which is being phased out. Prior, to this UNE-P Phase Out Policy, there was no market for our digital voice switches in the U.S. On October 12, 2004, the Supreme Court declined to hear an appeal by AT&T and MCI and other competitive local exchange carriers (CLECs) that had requested access to the Bells' voice switches. As a result of the court's and FCC's decisions, AT&T and MCI have pulled back in their marketing of residential telephone services. We believe that a high growth market opportunity has been created by the UNE-P Phase Out Policy, because CLECs and LDCs are forced to allocate capital towards building their local switching infrastructure.

Telecom competitors, such as CLECs and LDCs, have lost the battle with the Bells. Beginning next year, the Bells will begin to shut off access to their local voice switches. The local voice switch access charges will be rising from 40 percent to over 60 percent by 2005, making local voice switch ownership by CLECs and LDCs an increasingly key factor for their future. However, CLECs and LDCs would be able to lease the copper wires to subscriber premises at cut-rate prices from the Bells, under the UNE-L policy. UNE-L is an acronym for Unbundled Network Element - Line, where Line means the copper wires to subscriber premises. This would permit CLECs and LDCs to co-locate their voice switches in the Bells' central offices. Hence, CLECs and LDCs must rapidly build their own local switching facilities and networks. FCC further rules that CLECs and LDCs must also provide broadband data services along with voice services. So also FCC mandates that Internet service providers (ISP) must also provide voice along with broadband data services. Hence, CLECs, LDCs and ISPs must build their own local voice and broadband switching facilities and networks to serve their business and residential customers. This means huge demand for our digital voice switches and broadband systems by competitive service providers (CSPs), hereinafter includes CLECs, LDCs and ISPs. We believe that combined power of our digital voice switches and broadband Internet systems offers CSPs affordable one-stop solution for their local switching needs.

We believe that we are at the threshold of the local telephone switching metamorphosis in the U.S. According to data released by FCC, to-date less than 6 million local switched voice lines were owned by the CSPs as compared to 163 million such lines owned by the Bells. Hereafter, CSPs have to continuously invest, year after year, in bringing their local voice-switching infrastructure at par with those of the Bells. Beginning in 2005, we expect CSPs to increase their capital expenditures towards that end. We intend to serve this high growth market, expected to be rising from almost zero today to several billions of dollars annually in the future. Looking ahead, we see ourselves helping these CSPs succeed in owning their 'critical' local voice switches instead of leasing them from the Bells at uneconomical rates.

We intend to supply CSPs with our proven, intelligent, distributed voice switches and broadband systems that can be co-located in central offices as follows:

    Cyber Distributed Central Office (CDCO) CLASS 5 TDM switches provide numerous voice subscriber lines such as POTS, ISDN, analog trunk lines for PABXs, etc.

    Cyber Tandem Exchange (CTSX) CLASS 4 TDM switches provide numerous T1 carrier grade voice and data trunks.

    Cyber Internet Access Network (CIAN), a high performance IP (Internet Protocol) distribution softswitch/router, provides numerous business customers simultaneous broadband access at multiple T1 speeds up to T3 and Ethernet 10/100 Mbps.

We believe that our CDCO, CTSX and CIAN systems are ideally suited for building local digital voice switching and broadband data networks that requires increased reliability, performance, scalability, interoperability, and flexibility. Due to the UNE-P Phase Out Policy, we believe that we are poised to be a premier supplier of digital voice switches and broadband systems to CSPs.

Our objective is to sell our voice and broadband switching systems to CSPs, as rapidly as we can. There is abundant capacity of optically-enabled TDM (voice) and IP (broadband) backbone network between all major cities in the United States, but as yet businesses or consumers do not have any access to that capacity for both voice and broadband without using the Bells' switches. Industry experts estimate that only between 2.6% to 5% of this capacity is currently being utilized. Our high-performance CDCO and CTSX distributed TDM switches, and CIAN IP distribution softswitch/routers are specifically designed to allow CSPs to efficiently deploy, on co-location basis, local digital TDM (voice) and IP (broadband) networks including TDMoIP (TDM voice over IP), connecting their customers to the respective TDM and IP backbone network. We believe that we could establish a strong market position with early adopters of our technology as this competitive service provision market establishes itself, however, there can be no assurance that we will be successful in this market.

Emerging Market Opportunity in the FCC Unregulated Market

In early 2004, Federal Communications Commission (FCC) created a new market opportunity in voice communications by not intending to regulate Voice-Over-Internet Protocol (VoIP) services. In direct response to this FCC's decision, we have created our own VoIP technology whereby it converts traditional voice into packet switched data for low cost transmission using Internet Protocol (IP). Our unique VoIP system allows the existing public switched telephone network (PSTN), such as the Bells' network, to co-exist and inter-operate with the emerging VoIP network. We believe that we are one of a very few telecom companies with this technology that allows us to build this emerging VoIP network while bridging to the traditional PSTN (Bells' network).

Our objective is to provide very low cost domestic long distance voice service to consumers by carrying the traffic over the Internet. Traffic on the Internet faces no boundaries. However, our domestic PSTN is strictly defined by boundaries identified by specific area codes. Telephone calls made between area codes are, generally, termed as long distance calls. Calls made within an area code are termed as local calls. Currently, the existing PSTN uses numerous Time Division Multiplex (TDM) switches between area codes to carry long distance calls on a circuit switched basis. This circuit switched network has the advantage of secure and clear voice communication and is deployed globally with penetration of almost 100%. This approach is expensive as FCC levies heavy taxes on each long distance call made on the PSTN. Since, FCC imposes no taxes on Internet traffic, long distance calls can be transported between area codes very inexpensively by carrying it over Internet Protocol enabled packet switched network. However, the security and quality of VoIP is inferior to that of circuit switched networks. We believe that despite these negatives of VoIP technology, an emerging market opportunity exists because of those consumers who are willing to tolerate poor quality and low security for greater savings in making long distance calls.

Our VoIP system is derived from the amalgamation of our Cyber Internet Access Network (CIAN) packet switch and Class 4 Cyber Tandem Exchange (CTSX) technologies. CIAN switch can inter-operate with PPP, Frame Relay or Private Line IP based packet switched technologies and carry "Anything-Over-IP", including Voice-Over-IP, Video-Over-IP and Multimedia-Over-IP. CTSX can inter-operate with wireline traditional circuit-switched voice Public Switched Telephone Network (PSTN), such as the Bells' network. The combined technologies provide a unique VoIP softswitch platform that allows the existing PSTN to co-exist and inter-operate with the emerging VoIP network. However, there can be no assurance that we will be successful in this market.

Market Opportunity in Developing Countries

We were selected, over established companies such as Alcatel and Siemens, to provide Nigeria with a 10,000-line digital voice switch for their Public Switched Telephone Network (PSTN). Since we offer affordable systems, the Nigerian authorities have selected us as one of the suppliers of digital voice switches and Internet systems. However, there can be no assurance that we will be successful in supplying any of our digital voice switches or Internet systems to the Nigerian telecommunications market.

Results of Operations

For Three Months Ended September 30, 2004

Net sales

Net sales for the quarter ended September 30, 2004 was zero as compared to zero for the quarter ended September 30, 2003. We are in early stages of developing the domestic markets in two areas, which have just recently opened for us. First, in early 2004, Federal Communication Commission (FCC) decided not to regulate Voice-Over-Internet Protocol services, permitting us to begin the deployment of our VoIP systems. Second, on June 15, 2004, Supreme Court finally approved the FCC's new ruling on the regulated phone policy that permits us to sell our systems for the creation of critical local switching networks. We have been waiting for these deregulation policies so as to enter the U.S. market with our systems.

Gross profit

We include in our cost of sales the materials and labor used, subcontractor costs and overhead incurred in the manufacture of our systems, which was zero for both quarter ended September 30, 2004 and 2003 because of zero sales.

Selling, general and administrative

Selling, general and administrative expenses decreased from $82,390 in quarter ended September 30, 2003 to $63,600 in quarter ended September 30, 2004, representing a decrease of $18,790 or approximately 23%, principally due to cutback in marketing efforts in Nigeria and capital constraints to enter the U.S. market.

Research and development

Research and development expenses decreased from $11,692 in quarter ended September 30, 2003 to $6,731 in quarter ended September 30, 2004, representing a decrease of $4,961 or approximately 42%, principally due to capital constraints. All development costs are expensed in the period incurred.

Net income (loss) available to Common Stockholders

The net loss in quarter ended September 30, 2004 was $(92,272) or $(.004) per share as compared with a loss of $(106,971) or $(.005) per share in quarter ended September 30, 2003.

For Six Months Ended September 30, 2004

Net sales

Net sales for the period ended September 30, 2004 was zero as compared to zero for the same period ended September 30, 2003. We are in early stages of developing the domestic markets in two areas, which have just recently opened for us. First, in early 2004, Federal Communication Commission (FCC) decided not to regulate Voice-Over-Internet Protocol services, permitting us to begin the deployment of our VoIP systems. Second, on June 15, 2004, Supreme Court finally approved the FCC's new ruling on the regulated phone policy that permits us to sell our systems for the creation of critical local switching networks. We have been waiting for these deregulation policies so as to enter the U.S. market with our systems.

Gross profit

We include in our cost of sales the materials and labor used, subcontractor costs and overhead incurred in the manufacture of our systems, which was zero for both period ended September 30, 2004 and 2003 because of zero sales.

Selling, general and administrative

Selling, general and administrative expenses decreased from $162,639 in period ended September 30, 2003 to $108,783 in period ended September 30, 2004, representing a decrease of $53,856 or approximately 33%, principally due to cutback in marketing efforts in Nigeria and capital constraints to enter the U.S. market.

Research and development

Research and development expenses decreased from $25,577 in period ended September 30, 2003 to $12,500 in period ended September 30, 2004, representing a decrease of $13,077 or approximately 51%, principally due to capital constraints. All development costs are expensed in the period incurred.

Net income (loss) available to Common Stockholders

The net loss in period ended September 30, 2004 was $(163,218) or $(.007) per share as compared with a loss of $(212,019) or $(.009) per share in period ended September 30, 2003.

Liquidity and Capital Resources

Our ability to generate cash adequate to meet our needs results primarily from sale of preferred and common stock, cash flow from operations and cash advances in the form of loan from our Chief Executive Officer and a shareholder. Total working capital decreased by $115,986 to $(458,461) at September 30, 2004 from $(342,475) at March 31, 2004. The current ratio of current assets to current liabilities decreased to 0.6 to 1 as at September 30, 2004 from 0.7 to 1 as at March 31, 2004. Current levels of inventory are adequate to meet sales for a few months. We believe that our current sources of liquidity are insufficient to meet our needs. We need to obtain additional funds to pursue the domestic markets. We have no off-balance sheet arrangements.

As of the period ended September 30, 2004, our company has received cash advances of $564,300 and $177,000 from our Chief Executive Officer and a shareholder, respectively.

As of the period ended September 30, 2004, our company has issued 50 shares of its Series E preferred stock, par value $.05 per share, to an accredited investor at a price of $1,000 per share, under an on-going private placement, and received net proceeds of $50,000. Our company is authorized to issue a total of 10,000 shares of Series E preferred stock, par value $.05 per share, at a price of $1,000 per share. The Series E preferred stock was issued without registration in reliance on Section 4(2) of the Securities Act of 1933, as amended.

Additional financing will be needed to support the future growth plans of our company. The search for financing continues. However, economic factors have greatly decreased the availability and increased the cost of financing for our industry and hampered our progress in this area. In addition, our common stock trades sporadically on the Over-the-Counter Bulletin Board as a "penny stock", mitigating our ability to obtain equity capital at reasonable terms. Therefore, there is no assurance that there will be future financing available at terms that are acceptable to us. If we fail to obtain sufficient funds, we may need to delay, scale back or terminate some or all of our research and development programs and our anticipated expansion or otherwise curtail our operations.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
  Exhibits
    Certification of Chief Executive Officer and Chief Financial Officer

  Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant for the three months ended September 30, 2004.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: November 8, 2004	CYBER DIGITAL, INC

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

November 8, 2004

/s/ J.C. Chatpar

J.C. Chatpar

Chief Executive Officer and

Chief Financial Officer

Exhibit 99.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Cyber Digital, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J.C. Chatpar, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to ? 906 of the Sarbanes-Oxley Act of 2002, that:

  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ J.C. Chatpar

J.C. Chatpar

Chief Executive Officer and

Chief Financial Officer

November 8, 2004