Form 10QSB
period 2004-12-31
CYBER DIGITAL INC
filed 2005-02-10
CIK 721295

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2004

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

Yes [X]	No [_]

The number of shares of stock outstanding at February 8, 2005: 22,326,542 shares of Common Stock; par value $.01 per share.

	CYBER DIGITAL, INC.
	BALANCE SHEETS

	December 31, 2004	March 31, 2004
ASSETS	(Unaudited)	(Audited)

Current Assets
Cash and cash equivalents	$18,661	$29,990
Inventories	582,575	582,575
Prepaid and other current assets	35,175	35,175
Total Current Assets	636,411	647,740

Property and Equipment, net
Equipment	$339,394	$339,394
Furniture and Fixtures	64,355	64,355
Leasehold Improvements	4,786	4,786
	$408,535	$408,535
Accumulated depreciation	402,118	401,784
Total Property and Equipment	$6,417	$6,751

Other Assets	26,374	26,374

TOTAL ASSETS	$669,202	$680,865

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable, accrued expenses, and taxes	$208,823	$214,850
Accrued interest	151,132	92,439
Officer/ shareholder notes payable	811,300	672,300
Settlement payable-current portion	13,758	10,626
Total Current Liabilities	1,185,013	990,215

Long Term Debt
Settlement payable	6,342	16,881

Total Liabilities	1,191,355	1,007,096

Commitments and Contingencies

Shareholders' Equity (Deficit)
Preferred stock - $.05 par value; cumulative, convertible and
Participating; authorized 10,000,000 shares
Series C; issued and outstanding 310 shares at
December 31, 2004 and March 31, 2004	16	16
Series E, issued and outstanding - 50 and 0 shares at
December 31, 2004 and March 31, 2004, respectively	3	0
Common stock - $.01 par value; authorized 60,000,000 shares;
issued and outstanding 22,326,542 and 22,326,542
shares at December 31, 2004 and March 31, 2004, respectively	223,266	223,266
Additional paid-in-capital	18,866,737	18,816,740
Accumulated deficit	(19,612,175)	(19,366,253)
Total Shareholders' Equity (Deficit)	(522,153)	(326,231)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$669,202	$680,865

The accompanying notes are an integral part of these statements.

	CYBER DIGITAL, INC.
	STATEMENTS OF OPERATIONS
	(Unaudited)
	Three months ended December 31,
	2004	2003

Net Sales	$0	$0

Cost of Sales	0	0

Gross Profit	0	0

Operating Expenses
Selling, general and administrative expenses	$57,809	$63,435
Research and development	5,769	9,231

Total Operating Expenses	63,578	72,666

Loss from Operations	(63,578)	(72,666)

Other Income (Expense)
Interest expense	(19,126)	(15,093)
Other expense	0	0

Total Other Income (Expense)	(19,126)	(15,093)

Net Loss	(82,704)	(87,759)

Preferred Stock Dividend	0	0

Income Available to Common Shareholders	$(82,704)	$(87,759)

Net Loss Per Share of Common Stock

Loss from Operations - Basic	$(.004)	$(.004)
Diluted	$(.004)	$(.004)

Net Loss - Basic	$(.004)	$(.004)
Diluted	$(.004)	$(.004)

Weighted average number of common shares outstanding	22,326,542	22,249,402

The accompanying notes are an integral part of these statements.

	CYBER DIGITAL, INC.
	STATEMENTS OF OPERATIONS
	(Unaudited)
	Nine months ended December 31,
	2004	2003

Net Sales	$0	$0

Cost of Sales	0	0

Gross Profit	0	0

Operating Expenses
Selling, general and administrative expenses	$166,592	$226,074
Research and development	18,269	34,808

Total Operating Expenses	184,861	260,882

Loss from Operations	(184,861)	(260,882)

Other Income (Expense)
Interest expense	(61,061)	(38,896)
Other expense	0	0

Total Other Income (Expense)	(61,061)	(38,896)

Net Loss	(245,922)	(299,778)

Preferred Stock Dividend	0	0

Income Available to Common Shareholders	$(245,922)	$(299,778)

Net Loss Per Share of Common Stock

Loss from Operations - Basic	$(.011)	$(.013)
Diluted	$(.011)	$(.013)

Net Loss - Basic	$(.011)	$(.013)
Diluted	$(.011)	$(.013)

Weighted average number of common shares outstanding	22,326,542	22,249,402

The accompanying notes are an integral part of these statements.

	CYBER DIGITAL, INC.
	STATEMENTS OF CASH FLOWS
	(Unaudited)
	Nine months ended, December 31,
	2004	2003

Cash Flows from Operating Activities
Net loss	$(245,922)	$(299,778)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	334	14,622
Amortization	0	257
(Increase) decrease in operating assets:
Prepaid expenses	0	(630)
Increase (decrease) in operating liabilities:
Accounts payable, accrued expenses and taxes	52,666	(1,436)
Settlement payable	(7,407)	(2,000)

Net Cash Used in Operating Activities	(200,329)	(288,965)

Cash Flows from Investing Activities
Purchase of equipment	$0	$(1,421)

Net Cash Used in Investing Activities	$0	$(1,421)

Cash Flows from Financing Activities
Issuance of preferred stock	$50,000	0
Issuance of common stock	0	$86,364
Proceeds from officer/ shareholder loan	139,000	203,700

Net Cash Provided by Financing Activities	189,000	290,064

Net Increase (Decrease) in Cash and Cash Equivalents	(11,329)	(322)

Cash and Cash Equivalents at Beginning of Period	29,990	7,445

Cash and Cash Equivalents at End of Period	$18,661	$7,123

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Income taxes	$531	$2,099

The accompanying notes are an integral part of these statements.

CYBER DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended December 31, 2004 are not necessarily indicative of the results that may be expected for the year ending March 31, 2005. For further information, refer to the financial statements and footnotes thereto included in our company's Form 10-KSB, for the year ended March 31, 2004.

NOTE 2 INVENTORIES

Inventory of purchased parts for eventual resale to customers are valued at the lower of cost or market, as determined by the first-in, first-out (FIFO) method and consisted of the following:

	December 31, 2004	March 31, 2004
Raw Materials	$515,918	$515,918
Finished Goods	66,657	66,657
	$582,575	$582,575

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

Overview

We are a designer, software developer, manufacturer and seller of a range of unique distributed digital-voice-switching infrastructure equipment for public switched-voice-network operators worldwide. We are also a software developer, manufacturer and seller of a vast array of high-performance Internet infrastructure systems, such as soft-switches, routers, gateways, firewalls and servers for Internet service providers to create digital broadband services, voice-over Internet protocol (VoIP) services, and virtual private networks (VPN) services. In 2005, the Federal Communications Commission decided to phase out rules that forced the Bells to lease local switching networks to its competitors at cut-rate prices. This ruling favor us to evolve as an alternative local switching network provider, that is as an UNE-P migration provider, to these competitors for Mass Market Local Circuit Switching and High-Capacity Loops for broadband markets. Our new mission is to become a leading service provider of UNE-P migration services to competitive service providers by deploying our vast array of local voice and broadband data switching infrastructure systems in the United States. We expect to generate recurring revenues from wholesaling our UNE-P migration services to competitive service providers at affordable rates. We believe that we are the first company to offer such services.

Unlike our competitor's systems, our systems are neither labor nor capital intensive but are software intensive. This capability, in contrast to that of our competitor's, makes our systems more affordable for both voice and Internet service providers worldwide. Our digital voice switching and Internet Protocol (IP) infrastructure systems are based on our proprietary operating system software, which provides high performance, reliability and functionality. We believe that we are one of a very few companies in the world with proprietary technology of distributed digital switching. We have expended over $20 million dollars on the development of our rock solid proprietary state-of-the-art technology, which is built on 21 years of experience. Our systems are ideally suited for the U.S. pursuant to the recent FCC rulings.

Emerging Growth Market Opportunity in the FCC Regulated Market

On June 15, 2004, Supreme Court finally approved the Federal Communications Commission's (FCC) new ruling on the regulated phone policy released on August 21, 2003, requiring the Bells' competitors, such as competitive local exchange carriers (CLECs) and long distance carriers (LDCs), to use their own voice and data switches for connecting calls instead of leasing the Bells' voice and data switches (hereinafter referred to as "UNE-P Phase Out Policy"). UNE-P is an acronym for Unbundled Network Element - Platform, where Platform means the Bells' voice and data switches, the leasing of which is being phased out. Prior, to this UNE-P Phase Out Policy, there was no incentive for CLECs or LDCs to build their local voice and data switching networks in the U.S. On October 12, 2004, the Supreme Court declined to hear an appeal by AT&T and MCI and other competitive local exchange carriers (CLECs) that had requested access to the Bells' voice and data switches. As a result of the court's and FCC's decisions, AT&T and MCI have pulled back in their marketing of residential telephone services. On December 15, 2004, FCC issued the new tariffs and the UNE-P Phase Out Policy mandating CLECs and LDCs to move all their customers on an alternate network within 12 months from the effective date of January 2005. We believe that the UNE-P Phase Out Policy has created an emerging growth market opportunity, because CLECs and LDCs are forced to allocate capital towards building their local switching infrastructure or obtain UNE-P migration services from companies, like Cyber Digital, that are envisioning to enter this market. As of now, there are no UNE-P migration providers in the U.S.

Telecom competitors, such as CLECs and LDCs, have lost the battle with the Bells. Beginning year 2005, the Bells will begin to virtually shut off access to their local voice and data switches. The local voice switch access charges will be rising from 40 percent to over 60 percent by 2007, making local voice switch ownership by CLECs and LDCs an increasingly key factor for their future or seek UNE-P migration services from other providers. However, CLECs, LDCs and nascent UNE-P migration providers would be able to lease the copper wires to subscriber premises at cut-rate prices from the Bells, under the UNE-L policy. UNE-L is an acronym for Unbundled Network Element - Line, where Line means the copper wires to subscriber premises. This would permit CLECs, LDCs and nascent UNE-P migration providers (such as Cyber Digital) to co-locate their voice and data switches in the Bells' central offices. Hence, CLECs, LDCs and nascent UNE-P migration providers must rapidly build their own local switching facilities and networks. FCC further rules that CLECs and LDCs must also provide broadband data services along with voice services. So also FCC mandates that Internet service providers (ISP) must also provide voice along with broadband data services. Hence, CLECs, LDCs and ISPs must build their own local voice and broadband switching facilities and networks to serve their business and residential customers or obtain such services from nascent UNE-P migration providers. This means huge demand for our digital voice switches and broadband systems by nascent UNE-P migration providers and competitive service providers (CSPs) (hereinafter includes CLECs, LDCs and ISPs). We believe that combined power of our digital voice switches and broadband Internet systems offers nascent UNE-P migration providers and CSPs affordable one-stop solution for their local switching needs.

We believe that we are at the threshold of the local telephone switching metamorphosis in the U.S. According to data released by FCC, to-date less than 6 million local switched voice lines were owned by the CSPs as compared to 163 million such lines owned by the Bells. Hereafter, CSPs have to continuously invest, year after year, in bringing their local voice-switching infrastructure at par with those of the Bells or obtain such services from nascent UNE-P migration providers such as Cyber Digital. Beginning in 2005, we expect nascent UNE-P migration providers and CSPs to increase their capital expenditures towards that end. We intend to serve this high growth market, expected to be rising from almost zero today to several billions of dollars annually in the future.

We believe that the telecommunication service provision business will be rapidly consolidating in the next few years, especially in response to the UNE-P Phase Out Policy by FCC. The distinction between the services offered by LDCs, CLECs and ISPs are being eroded, and moreover, a greater emphasis is being placed on the build out and ownership of local switching network for both voice and broadband data. Since, the building of local switching networks is highly capital intensive, we project that we are at the threshold of a local switching networks metamorphosis and that it is expected to continue for many years. This marks the beginning of the Next Revolution in telecommunication (i.e. the deregulation of the local voice and data services) as a successor to the First Revolution in January 1984 (i.e. the break-up of AT&T creating deregulation of long distance service). During the last 20 years, LDCs such as Sprint, MCI, and others have competed fiercely against AT&T by building their own long distance networks. This has resulted in long distance charges to be about 30% of a typical telephone bill. While, the local voice charges are about 70% today, largely controlled by the Bells. We want to be the premier provider of UNE-P migration services on wholesale basis to non-facilities based CSPs as well as supplier of local voice and broadband switches to those CSPs electing to build their own local networks. Moving forward, we see ourselves offering UNE-P migration services to these CSPs at affordable rates instead of them obtaining from the Bells at uneconomical rates.

We intend to provide UNE-P migration services to CSPs with our proven, intelligent, distributed voice switches and broadband systems that can be co-located in central offices as follows:

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

We believe that our CDCO, CTSX and CIAN systems are ideally suited for building local digital voice switching and broadband data networks that requires increased reliability, performance, scalability, interoperability, and flexibility. Due to the UNE-P Phase Out Policy, we believe that we are poised to be a premier UNE-P migration service provider to CSPs because of our highly compact digital voice switches and broadband systems.

Our objective is to build, own and operate (BOO) UNE-P migration based voice and broadband local networks for CSPs initially in 1 Metropolitan Service Areas (MSA), namely New York, as rapidly as our financial resources allow us. There is abundant capacity of optically-enabled TDM (voice) and IP (broadband) backbone network between all major cities in the United States, but as yet businesses or consumers do not have any access to that capacity for both voice and broadband without using the Bell switches. Industry experts estimate that only between 2.6% to 5% of this capacity is currently being utilized. Our high-performance CDCO and CTSX distributed TDM switches, and CIAN IP distribution softswitch/ routers are specifically designed to allow nascent UNE-P migration providers and CSPs to efficiently deploy, on co-location basis, local digital TDM (voice) and IP (broadband) networks including TDMoIP (TDM voice over IP), connecting their customers to their respective TDM and IP backbone network. Fortunately, in major MSAs, abundant optical fiber backbone capacity is available at costs far below their actual construction costs. Nascent UNE-P migration providers and CSPs can rapidly deploy our local switching systems and connect to this inexpensive optical fiber backbone. We believe that we will establish a strong market position ourselves as well as with early adopters of our technology as this competitive service provision market establishes itself, however, there can be no assurance that we will be successful in this market.

Market Opportunity in Developing Countries

We were selected, over established companies such as Alcatel and Siemens, to provide Nigeria with a 10,000-line digital voice switch, IP network switches and optical network for $26 million for their Public Switched Telephone Network (PSTN). Since we offer affordable systems, the Nigerian authorities have selected us as one of the suppliers of digital voice switches and Internet systems. However, there can be no assurance that we will be successful in supplying any of our digital voice switches or Internet systems to the Nigerian telecommunications market.

Results of Operations

For Three Months Ended December 31, 2004

Net sales

Net sales for the quarter ended December 31, 2004 was zero as compared to zero for the quarter ended December 31, 2003. We are in early stages of developing the UNE-P migration services market in the U.S. We were waiting for the FCC's deregulation policies on local voice and data switching in order to enter this lucrative market with our systems.

Gross profit

We include in our cost of sales the materials and labor used, subcontractor costs and overhead incurred in the manufacture of our systems, which was zero for both quarter ended December 31, 2004 and 2003 because of zero sales.

Selling, general and administrative

Selling, general and administrative expenses decreased from $63,435 in quarter ended December 31, 2003 to $57,809 in quarter ended December 31, 2004, representing a decrease of $5,626 or approximately 9%, principally due to cutback in marketing efforts in Nigeria and capital constraints to enter the U.S. market.

Research and development

Research and development expenses decreased from $9,231 in quarter ended December 31, 2003 to $5,769 in quarter ended December 31, 2004, representing a decrease of $3,462 or approximately 37%, principally due to capital constraints. All development costs are expensed in the period incurred.

Net income (loss) available to Common Stockholders

The net loss in quarter ended December 31, 2004 was $(82,704) or $(.004) per share as compared with a loss of $(87,759) or $(.004) per share in quarter ended December 31, 2003.

For Nine Months Ended December31, 2004

Net sales

Net sales for the period ended December 31, 2004 was zero as compared to zero for the same period ended December 31, 2003. We are in early stages of developing the UNE-P migration services market in the U.S. We were waiting for the FCC's deregulation policies on local voice and data switching in order to enter this lucrative market with our systems.

Gross profit

We include in our cost of sales the materials and labor used, subcontractor costs and overhead incurred in the manufacture of our systems, which was zero for both period ended December 31, 2004 and 2003 because of zero sales.

Selling, general and administrative

Selling, general and administrative expenses decreased from $226,074 in period ended December 31, 2003 to $166,592 in period ended December 31, 2004, representing a decrease of $59,482 or approximately 26%, principally due to cutback in marketing efforts in Nigeria and capital constraints to enter the U.S. market.

Research and development

Research and development expenses decreased from $34,808 in period ended December 31, 2003 to $18,269 in period ended December 31, 2004, representing a decrease of $16,539 or approximately 47%, principally due to capital constraints. All development costs are expensed in the period incurred.

Net income (loss) available to Common Stockholders

The net loss in period ended December 31, 2004 was $(245,922) or $(.011) per share as compared with a loss of $(299,778) or $(.013) per share in period ended December 31, 2003.

Liquidity and Capital Resources

Our ability to generate cash adequate to meet our needs results primarily from sale of preferred and common stock, cash flow from operations and cash advances in the form of loan from our Chief Executive Officer and a shareholder. Total working capital decreased by $206,127 to $(548,602) at December 31, 2004 from $(342,475) at March 31, 2004. The current ratio of current assets to current liabilities decreased to 0.5 to 1 as at December 31, 2004 from 0.7 to 1 as at March 31, 2004. Current levels of inventory are adequate to meet sales for a few months. We believe that our current sources of liquidity are insufficient to meet our needs. We need to obtain additional funds to pursue the domestic market. We have no off-balance sheet arrangements.

As of the period ended December 31, 2004, our company has received cash advances of $634,300 and $177,000 from our Chief Executive Officer and a shareholder, respectively.

Period ended September 30, 2004, our company had issued 50 shares of its Series E preferred stock, par value $.05 per share, to an accredited investor at a price of $1,000 per share, under a private placement, and received net proceeds of $50,000. The Series E preferred stock was issued without registration in reliance on Section 4(2) of the Securities Act of 1933, as amended.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
  Exhibits
    Certification of Chief Executive Officer and Chief Financial Officer

  Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant for the three months ended December 31, 2004.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: February 8, 2005	CYBER DIGITAL, INC

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

February 8, 2005

/s/ J.C. Chatpar

J.C. Chatpar

Chief Executive Officer and

Chief Financial Officer

Exhibit 99.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Cyber Digital, Inc. (the "Company") on Form 10-QSB for the period ending December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J.C. Chatpar, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to ? 906 of the Sarbanes-Oxley Act of 2002, that:

  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ J.C. Chatpar

J.C. Chatpar

Chief Executive Officer and

Chief Financial Officer

February 8, 2005