Form 10KSB/A
period 2004-03-31
CYBER DIGITAL INC
filed 2005-03-21
CIK 721295

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB/A

(Amendment No. 1)
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

We expect all types of users to find our pricing structure to be reasonable and affordable. The following outlines our pricing structure:

  Residential Unlimited long distance service for $15 per month. This service will be offered to all residential or individual users making calls from telephone-to-telephone, telephone-to-cellphone, cellphone-to-telephone, cellphone-to-cellphone, telephone-to-PC worldwide, and cellphone-to-PC worldwide.

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

We depend on a single supplier for certain semiconductor chips, such as embedded processors and Pentium processors from Intel Corporation, ISDN chips from Motorola, PLDs and FPGAs from Altera, and T1/T3 chips from Rockwell Semiconductors and PMC-Sierra Corp.. If any of these semiconductor chips are discontinued, we would have to redesign some of our systems by using other vendors' components. This would likely result in delays.

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

Our common stock is a "penny stock," as it is not listed on an exchange and trades at less than $5.00 a share. Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the SEC. This document provides information about penny stocks and the nature and level of risks involved in investing in the penny-stock market. A broker must also give a purchaser, orally or in writing, bid and offer quotations and information regarding broker and salesperson compensation, make a written determination that the penny stock is a suitable investment for the purchaser, and obtain the purchaser's written agreement to the purchase. Consequently, the penny stock rules may make it difficult for our shareholders to sell their shares of our common stock.

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

Like the stock of many small-capitalization companies, the market price for our common stock has been volatile for reasons not necessarily related to our performance or asset value, and we expect that it will continue to be so for the foreseeable future. In the past, securities class action litigation has often been brought against companies following periods of volatility in the market price of their securities. If securities class action litigation is brought against us, such litigation could result in substantial costs and would divert management's attention and resources.

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

ITEM 8 - Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

ITEM 8A. Controls and Procedures.

Evaluation of disclosure controls and procedures

The Company's management, including the Company's principal executive officer and principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the year ended March 31, 2004, the period covered by the Annual Report on Form 10-KSB/A. Based upon that evaluation, the Company's principal executive officer and principal financial officer have concluded that the disclosure controls and procedures were effective for gathering, analyzing and disclosing the information we are required to disclose under the Securities and Exchange Act of 1934.

Changes in internal controls

During the most recent fiscal quarter, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonable likely to materially affect, the Company's internal control over financial reporting.

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

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports of Form 8-K. Current Report on Form 8-K, Item 4 - Changes in Registrant's Certifying Accountant, filed on May 28, 2003.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 17, 2005
CYBER DIGITAL, INC.

By: /s/ J.C. Chatpar
J.C. Chatpar
Chairman of the Board, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J.C. Chatpar J.C. Chatpar	Chairman of the Board, President and Chief Executive Officer (Principal Executive and Financial Officer)	March 17, 2005

/s/ Jack P. Dorfman Jack P. Dorfman	Director	March 17, 2005

/s/ Jatinder Wadhwa Jatinder Wadhwa	Director	March 17, 2005

/s/ Terry Jones Terry Jones	Director	March 17, 2005

/s/ Andrew Van Etten Andrew Van Etten	Director	March 17, 2005

Index to Exhibits

Exhibit No.	Description of Document
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

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

CYBER DIGITAL, INC.

FINANCIAL STATEMENTS

AND

AUDITORS REPORT

TABLE OF CONTENTS
Page

Independent Auditors' Report

Financial Statements

Balance Sheets	2

Statements of Operations	3

Statements of Changes in Shareholders' Equity (Deficit)	4

Statements of Cash Flows	5

Notes to Financial Statements	6 -16

B L A N C H F I E L D, K O B E R & C O M P A N Y, P.C.

CERTIFIED PUBLIC ACCOUNTANTS

3584: 3585: 3586:

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

The Company is currently evaluating this statement but does not expect that it will have a material impact on the Company's financial position, results of operations, or cash flows.

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

Operating Leases

The Company leases space under a noncancelable operating lease in Hauppauge, New York. This lease is for a five-year period and expires on May 31, 2009. This location is the Company's executive offices and operations. Rent expense was $71,516 and $65,800 for the years ended March 31, 2004 and 2003, respectively.

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