Form 10QSB/A
period 2004-06-30
CYBER DIGITAL INC
filed 2005-03-21
CIK 721295

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

CYBER DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending March 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB, for the year ended March 31, 2004.

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

ITEM 3. Controls and Procedures

Evaluation of disclosure controls and procedures

The Company's management, including the Company's principal executive officer and principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the quarter ended June 30, 2004, the period covered by the Quarterly Report on Form 10-QSB/A. Based upon that evaluation, the Company's principal executive officer and principal financial officer have concluded that the disclosure controls and procedures were effective for gathering, analyzing and disclosing the information we are required to disclose under the Securities and Exchange Act of 1934.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
  Exhibits
    Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
    Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant for the three months ended June 30, 2004.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: March 17, 2005	CYBER DIGITAL, INC

By: /s/ J.C. Chatpar Chairman of the Board, President Chief Executive Officer and Chief Financial Officer