Form 10QSB/A
period 2004-12-31
CYBER DIGITAL INC
filed 2005-03-21
CIK 721295

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

ITEM 3. Controls and Procedures

Evaluation of disclosure controls and procedures

The Company's management, including the Company's principal executive officer and principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the quarter ended December 31, 2004, the period covered by the Quarterly Report on Form 10-QSB/A. Based upon that evaluation, the Company's principal executive officer and principal financial officer have concluded that the disclosure controls and procedures were effective for gathering, analyzing and disclosing the information we are required to disclose under the Securities and Exchange Act of 1934.

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