Form 10KSB
period 2005-03-31
CYBER DIGITAL INC
filed 2005-06-29
CIK 721295

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2005

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

As of June 22, 2005, Registrant had 22,326,542 shares of Common Stock outstanding ($.01 par value). On that Date, the aggregate market value of the Common Stock held by persons other than those who may be deemed affiliates of Registrant was $2,076,000 (based on the last sale price reported on over-the-counter market electronic bulletin board on such date).

Transitional Small Business Disclosure Format (check one):

Yes [_]	No [X]

PART 1

We have provided a glossary of terms for your convenience beginning on page 15.

ITEM 1 - DESCRIPTION OF BUSINESS

OVERVIEW

We are a designer, software developer, manufacturer and seller of a range of unique distributed digital-voice-switching infrastructure equipment for public switched-voice-network operators worldwide. We are also a software developer, systems integrator and seller of a vast array of high-performance Internet infrastructure systems, such as soft-switches, routers, gateways, firewalls and servers for Internet service providers to create digital broadband services, voice-over Internet protocol (VoIP) services, and virtual private networks (VPN) services. With our latest generation of switching systems, we can offer affordable voice and broadband data local switching services to competitive service providers (CSPs) such as competitive local exchange carriers (CLECs), long distance carriers (LDCs) and Internet service providers (ISPs). Our new mission is to become a leading alternative local switching service provider to competitive service providers by deploying our vast array of local voice and broadband data switching infrastructure systems in the United States. We expect to generate recurring revenues from wholesaling our local voice and broadband data services to competitive service providers at affordable rates. We believe that we are one of the first companies to offer such services.

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

Beginning March 2005, the U.S. Federal Communications Commission (FCC) decided to phase out UNE-P rules that forced the Bells to lease local switching networks to its competitors (CSPs) at cut-rate prices. This ruling favors us to evolve as an alternative local switching network provider, that is as an UNE-P migration service provider, to these CSPs for Mass Market Local Circuit Switching and High-Capacity Loops for broadband markets. FCC further rules that CSPs must move all customers to non-Bell networks by March 2006. Today, CSPs lease 17 million lines for $4.5 billion per year from the Bells, creating an immediate market opportunity for us. Morover, the Bells own 163 million lines creating a huge migration services opportunity for many years to come. We intend to be the first company to offer such UNE-P migration services to CSPs by deploying our vast array of local voice and broadband data switching infrastructure systems in the U.S., beginning with New York Metro in partnership with Level 3 Communications. Under an agreement, Level 3 will provide for voice and data termination services to all traffic generated on our local switching systems. We will wholesale our UNE-P migration services to CSPs at affordable rates on recurring basis for local, long distance and international calls as well as broadband Internet access and virtual private network (VPN) services.

We are a New York corporation formed on April 4, 1983. Our executive offices are located at 400 Oser Avenue, Suite 1650, Hauppauge, NY 11788 and our telephone number is (631)-231-1200. Our Website is www.cyberdigitalinc.com.

INDUSTRY BACKGROUND

Emerging Market Opportunity in the FCC Regulated Market

On June 15, 2004, Supreme Court finally approved the Federal Communications Commission's (FCC) new ruling on phone policy released on August 21, 2003, requiring the Bells' competitors, such as competitive local exchange carriers (CLECs) and long distance carriers (LDC), to use their own voice and data switches for connecting calls instead of leasing the Bells' voice and data switches (hereinafter referred to as "UNE-P Phase Out Policy"). UNE-P is an acronym for Unbundled Network Element - Platform, where Platform means the Bells' voice and data switches, the leasing of which is being phased out. Prior, to this UNE-P Phase Out Policy, there was no incentive for CLECs or LDCs to build their local voice and data switching networks in the U.S. On October 12, 2004 the Supreme Court declined to hear an appeal by AT&T and MCI and other CLECs that had requested access to the Bells' voice and data switches. As a result of the court's and FCC's decisions, AT&T and MCI have pulled back in their marketing of residential and small business telephone services. On December 15, 2004, FCC issued the UNE-P Phase Out Policy and associated tariffs with effectiveness beginning March 11, 2005. We believe that the UNE-P Phase Out Policy has created an emerging growth market opportunity, because CLECs and LDCs are forced to allocate capital towards building their local switching infrastructure or obtain UNE-P migration services from companies, like Cyber Digital, that are envisioning to enter this market. As of now, there are no UNE-P migration service providers in the U.S.

The UNE-P Phase Out Policy enforces the CLECs, LDCs, and ISPs collectively as CSPs to transition off to other local telephone and broadband switching infrastructure instead of using the Bells' local switching networks. This is expected to create a metamorphosis in local voice and data switching infrastructure expansion by Cyber Digital as a nascent UNE-P migration provider to CSPs. The economics of building local switching networks is vastly different from that of long distance networks. The capital investment required to build a local switching networks is five to six times higher than the capital costs of long distance networks, because such networks must extend all the way into the offices and homes of their customers. The UNE-L policy permits Cyber Digital to lease the copper wires to subscriber premises at cut-rate prices from the Bells. This would allow us to co-locate our switches in numerous central offices owned by the Bells to offer UNE-P migration service to CSPs. Therefore, we believe that the FCC's UNE-P Phase Out Policy has created an enormous market opportunity in the UNE-P migration service provision area for us.

The following is the full News Release issued by FCC on December 15, 2004, which became effective as of March 11, 2005:

FOR IMMEDIATE RELEASE:

December 15, 2004

FCC ADOPTS NEW RULES FOR NETWORK UNBUNDLING OBLIGATIONS OF INCUMBENT LOCAL PHONE CARRIERS

New Network Unbundling Rules Preserve Access to Incumbents' Networks by Facilities-Based Competitors Seeking to Enter the Local Telecommunications Market

Washington, D.C. - The Federal Communications Commission today adopted rules concerning incumbent local exchange carriers' (incumbent LECs') obligations to make elements of their network available to other carriers seeking to enter the local telecommunications market. The new framework builds on actions by the Commission to limit unbundling to provide incentives for both incumbent carriers and new entrants to invest in the telecommunications market in a way that best allows for innovation and sustainable competition.

The rules directly respond to the March 2004 decision by the U.S. Court of Appeals for the D.C. Circuit which overturned portions of the Commission's Unbundled Network Element (UNE) rules in its Triennial Review Order. We provide a brief summary of the key issues resolved in today's decision below.

    Unbundling Framework. We clarify the impairment standard adopted in the Triennial Review Order in one respect and modify its application in three respects. First, we clarify that we evaluate impairment with regard to the capabilities of a reasonably efficient competitor. Second, we set aside the Triennial Review Order's "qualifying service" interpretation of section 251(d)(2), but prohibit the use of UNEs for the provision of telecommunications services in the mobile wireless and long-distance markets, which we previously have found to be competitive. Third, in applying our impairment test, we draw reasonable inferences regarding the prospects for competition in one geographic market based on the state of competition in other, similar markets. Fourth, we consider the appropriate role of tariffed incumbent LEC services in our unbundling framework, and determine that in the context of the local exchange markets, a general rule prohibiting access to UNEs whenever a requesting carrier is able to compete using an incumbent LEC's tariffed offering would be inappropriate.
    Dedicated Interoffice Transport. Competing carriers are impaired without access to DS1 transport except on routes connecting a pair of wire centers, where both wire centers contain at least four fiber-based collocators or at least 38,000 business access lines. Competing carriers are impaired without access to DS3 or dark fiber transport except on routes connecting a pair of wire centers, each of which contains at least three fiber-based collocators or at least 24,000 business lines. Finally, competing carriers are not impaired without access to entrance facilities connecting an incumbent LEC's network with a competitive LEC's network in any instance. We adopt a 12-month plan for competing carriers to transition away from use of DS1- and DS3-capacity dedicated transport where they are not impaired, and an 18-month plan to govern transitions away from dark fiber transport. These transition plans apply only to the embedded customer base, and do not permit competitive LECs to add new dedicated transport UNEs in the absence of impairment. During the transition periods, competitive carriers will retain access to unbundled dedicated transport at a rate equal to the higher of (1) 115% of the rate the requesting carrier paid for the transport element on June 15, 2004, or (2) 115% of the rate the state commission has established or establishes, if any, between June 16, 2004 and the effective date of this Order.
    High-Capacity Loops. Competitive LECs are impaired without access to DS3-capacity loops except in any building within the service area of a wire center containing 38,000 or more business lines and 4 or more fiber-based collocators. Competitive LECs are impaired without access to DS1-capacity loops except in any building within the service area of a wire center containing 60,000 or more business lines and 4 or more fiber-based collocators. Competitive LECs are not impaired without access to dark fiber loops in any instance. We adopt a 12-month plan for competing carriers to transition away from use of DS1- and DS3-capacity loops where they are not impaired, and an 18-month plan to govern transitions away from dark fiber loops. These transition plans apply only to the embedded customer base, and do not permit competitive LECs to add new high-capacity loop UNEs in the absence of impairment. During the transition periods, competitive carriers will retain access to unbundled facilities at a rate equal to the higher of (1) 115% of the rate the requesting carrier paid for the transport element on June 15, 2004, or (2) 115% of the rate the state commission has established or establishes, if any, between June 16, 2004 and the effective date of this Order.
    Mass Market Local Circuit Switching. Incumbent LECs have no obligation to provide competitive LECs with unbundled access to mass market local circuit switching. We adopt a 12-month plan for competing carriers to transition away from use of unbundled mass market local circuit switching. This transition plan applies only to the embedded customer base, and does not permit competitive LECs to add new switching UNEs. During the transition period, competitive carriers will retain access to the UNE platform (i.e., the combination of an unbundled loop, unbundled local circuit switching, and shared transport) at a rate equal to the higher of (1) the rate at which the requesting carrier leased that combination of elements on June 15, 2004, plus one dollar, or (2) the rate the state public utility commission establishes, if any, between June 16, 2004, and the effective date of this Order, for this combination of elements, plus one dollar.

Action by the Commission, December 15, 2004 by Order on Remand (FCC 04-290). Chairman Powell, Commissioners Abernathy and Martin, with Commissioners Copps and Adelstein dissenting. Chairman Powell, Commissioners Abernathy, Copps and Adelstein issuing separate statements.

-FCC-

We believe that for the first time in our history, market opens for our digital voice switches and broadband systems for the creation of local switching network services, especially referring to Mass Market Local Circuit Switching and High-Capacity Loops. We believe that metamorphosis in wireline local voice and broadband switching infrastructure expansion will begin soon and will support our growth for many years. We believe that a high growth market opportunity has been created by the UNE-P Phase Out Policy, because CLECs and LDCs are forced to allocate capital towards building their local switching infrastructure or seek for such UNE-P migration services from other providers, such as Cyber Digital.

These competitors CLECs and LDCs have lost the battle with the Bells. Beginning year 2005, the Bells will begin to virtually shut off access to their local voice and data switches. The local voice switch access charges will be rising from 40 percent to over 60 percent by 2006, making local voice switch ownership by CLECs and LDCs an increasingly key factor for their future or seek UNE-P migration services from other providers. However, CLECs, LDCs and nascent UNE-P migration providers would be able to lease the copper wires to subscriber premises at cut-rate prices from the Bells, under the UNE-L policy. UNE-L is an acronym for Unbundled Network Element - Line, where Line means the copper wires to subscriber premises. This would permit CLECs, LDCs and nascent UNE-P migration providers (such as Cyber Digital) to co-locate their voice and data switches in the Bells' central offices. Hence, CLECs, LDCs and nascent UNE-P migration providers must rapidly build their own local switching facilities and networks. FCC further rules that CLECs and LDCs must also provide broadband data services along with voice services. So also FCC mandates that Internet service providers (ISP) must also provide voice along with broadband data services. Hence, CLECs, LDCs and ISPs must build their own local voice and broadband switching facilities and networks to serve their business and residential customers or obtain such services from nascent UNE-P migration providers. This means huge demand for our digital voice switches and broadband systems by nascent UNE-P migration providers and competitive service providers (CSPs) (hereinafter includes CLECs, LDCs and ISPs). We believe that combined power of our digital voice switches and broadband Internet systems offers nascent UNE-P migration providers and CSPs affordable one-stop solution for their local switching needs.

We believe that we are at the threshold of the local telephone switching metamorphosis in the U.S. According to data released by FCC, to-date less than 6 million local-loop switched lines were owned by the CSPs as compared to 163 million such lines owned by the Bells. Hereafter, CSPs have to continuously invest, year after year, in bringing their local voice switching infrastructure at par with those of the Bells or obtain such services from nascent UNE-P migration providers such as Cyber Digital. Beginning in 2005, we expect nascent UNE-P migration providers and CSPs to increase their capital expenditures towards that end. We intend to serve this high growth market, expected to be rising from almost zero to $4.5 billion annually; according to the Investor's Business Daily article dated February 28, 2005, "As UNE-P Laws Fade Away".

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

CSPs must incorporate several fundamental changes into their current business models to effectively compete with the Bells. In the aftermath of the telecom meltdown and due to the UNE-P Phase Out Policy, the new facilities based CSPs will emerge along with nascent UNE-P migration providers, offering business and residential customers a broad range of voice and Internet scalable services and solutions. CSPs and UNE-P migration providers will significantly lower the cost of voice services, which are usage based, to their customers as the Bells currently control it. However, CSPs will not be able to lower the cost of Internet services using DSL, which are flat fee based, using "narrowband" Bells' copper wires. CSPs and nascent UNE-P migration providers will have to offer other more reliable broadband services based on carrier grade T1 (1.5 Mbps) to T3 (45 Mbps) rates using frame-relay (FR) and private line (PPP) packet switching protocols as well as Ethernet rates of 10/100 Mbps. According to FCC findings, the Bells have artificially maintained very high tariffs for T1 and T3 transport. Hence, FCC mandates the competition with the Bells in this area. Such broadband competition is expected to enhance productivity for business-to-business e-commerce applications. Hence, CSPs and nascent UNE-P migration providers will effectively compete with the Bells by offering business and residential customers superior network performance, reliability, security and applications.

Our CDCO, CTSX and CIAN systems are essential for CSPs and UNE-P migration providers to effectively compete against the Bells. Our unique systems are positioned to address the inherent problems facing the telecom market today:

  CSPs and nascent UNE-P migration providers must build 'critical' local wireline voice and data switching networks and ensure cost efficient, high quality service to their customers .

  Businesses demand greater cost reduction in voice services than broadband data.

  Businesses demand scalable broadband connectivity solutions, not offered by the Bells.

  The limitations of Dial-up, ISDN and DSL.

  The emergence of Managed IP Private Line, Frame Relay and Ethernet packet switched "broadband" technology.

Competitive service providers (CSPs) and nascent UNE-P migration providers must build 'critical' local wireline voice and data switching networks and ensure cost efficient, high quality service to their customers.

Currently, virtually all local wireline switching networks are owned by the Bells, which deliver 91.5% of the nations voice and data traffic. The Bells have complete control over the installation, service and maintenance of this portion of the network. As a result, CSPs face lengthy installations, maintenance errors and frequent service interruptions. CSPs will not survive if they continue to rely on their competitor's network. Due to the UNE-P Phase Out Policy, CSPs have no choice but to build wireline local switching networks for both voice and data by co-locating their switching equipment in the Bells' central offices or seek for such UNE-P migration services from other providers. Our compact CDCO and CTSX digital voice switches, and CIAN routers enable us (as UNE-P migration provider) and CSPs to efficiently build next generation wireline local switching voice and data networks, thus bypassing the Bells' switching network. Under the UNE-L policy, by co-locating our CDCO, CTSX and CIAN gives us and CSPs complete control over their local switching network and end their reliance on the Bells. In the aftermath of the telecom meltdown, CSPs recognize the need to control the local switching in order to maintain quality of service for their customers. FCC's UNE-P Phase Out Policy further enforces CSPs to build their own local switching networks for their customers instead of leasing such facilities from the Bells or seek for UNE-P migration services from other providers.

Businesses demand greater cost reduction in voice services than broadband data.

Since the divestiture of AT&T in 1984, businesses have seen dramatic cost reduction in long distance voice services due to aggressive competition by LDCs such as MCI and Sprint, who built their long distance networks. The Telecom Act of 1996 favored broadband competition by allowing such carriers and ISPs to add-on abundant IP enabled backbone networks that led to very low, flat fee broadband rates. Currently, businesses find their local voice services costs to be unjustifiably many folds higher than their long distance and broadband costs. FCC's UNE-P Phase Out Policy is expected to encourage competition in this area through greater investment in building local voice networks. To-date the Bells have the monopoly of the local voice networks and there are no alternatives available to businesses.

Businesses demand scalable broadband connectivity solutions, not offered by the Bells.

Currently, the Bells utilize older technology that prohibits network access scalability between T1 (1.5 Mbps) and T3 (45 Mbps). This rigid network structure is cost prohibitive for many businesses that require broadband access between this range. Our innovative CIAN router enables CSPs to offer businesses complete scalability in this range for their broadband access needs. CSPs are able to capture this market by utilizing our proprietary software technology embedded in our CIAN router. In addition, CSPs benefit from our CIAN's ability to offer control of local data switching within an area as well as cost savings derived from local aggregation of services by co-locating our CIANs in the Bells' central offices.

Limitations of Dial-up, ISDN and DSL

The vast majority of Internet users access data networks through slow dial-up modems, an integrated services digital network (ISDN) line or a digital subscriber line (DSL) line offering typically 56 Kbps, 128 Kbps and 640 Kbps respectively. DSL technology is very sensitive to the quality of the existing analog voice grade lines. Therefore, DSL service is severely limited by the length of wire from the Bells' central office to a subscriber location. This is generally less than 18,000 feet, which represents less than 45% of the total market. This shortcoming is created by the Bells' existing analog voice grade lines and is incurable. However, under the UNE-L policy, CSPs and UNE-P migration providers will be able to lease from the Bells at cut-rate prices T1 and T3 digital carrier grade lines to their business customers. Our co-located CIAN distribution router provides 1.5 Mbps (T1) to 45 Mbps (T3) or 10/100 Mbps Ethernet broadband service without any distance limitations or degradation of bandwidth.

Emergence of Managed IP Private Line, Frame Relay and Ethernet Packet Switched "broadband" Technology

Managed Internet Protocol (IP) enabled private-line (PPP), frame relay (FR) and Ethernet (PPPoE) are packet-switching based "broadband" technologies that dramatically increases the reliability of packet data transmission over standard T1 or T3 digital carrier grade copper lines. It also dramatically increases the reliability of packet data transmission because of end-to-end integrity. We believe IP enabled PPP, FR or PPPoE packet-based networks are significantly more efficient than traditional point-to-point networks, and allow end users to connect to any location that can be assigned an IP address. Traditional point-to-point networks, including the traditional telephone network and private data networks, are less efficient because they require a dedicated connection between two locations. Our CIAN router's IP enabled private-line or frame-relay or Ethernet packet-based networks allow multiple users to share broadband access to Internet or frame relay network.

OUR BUSINESS STRATEGY

Our strategy is to be a leading niche provider of UNE-P services to CSPs by deploying our distributed digital voice and broadband data switching systems in the United States. We intend to implement the following strategies to achieve our goal:

Exploit Early Market Entrance

We intend to exploit our early market entrance by offering our UNE-P migration services to numerous non-facilities based resellers (NFRs) and CSPs by using our innovative local voice and broadband data switching systems. We expect NFRs and CSPs will demand our services and technology for their UNE-P to UNE-L migration. We believe that we are perhaps one of the first companies to implement and offer a total solution that includes voice Time Division Multiplex (TDM), broadband IP Frame Relay (FR), IP Private Line (PPP) and IP Ethernet (PPPoE) technologies in one integrated cabinet using our CDCO, CTSX and CIAN systems. With our systems, we can offer full range of voice and broadband data services to business and residential customers of NFRs and CSPs without using the Bells' local voice and data switching facilities. We believe that our UNE-P migration services derived from our proprietary technology offers NFRs and CSPs the unique opportunity to immediately reduce their network costs and increase quality of service to their business and residential customers. In addition, we have the advantage that we have already developed and tested our systems, increasing the speed-to-market our UNE-P migration services.

Establish Market in High Density Areas

Pursuant to the UNE-P Phase Out Policy, we believe that revenues of CSPs from business and residential customers will erode as the Bells cut into their markets while also denying access to them. We intend to leverage the existing customer relationships established by these NFRs and CSPs, especially in high-density areas such as industrial parks, campuses, office complexes, residential urban and inter-urban areas. We believe that we can provide on a full service basis UNE-P migration services to NFRs and CSPs at affordable rates for local voice and broadband network services with no investment on their part. Hence, NFRs and CSPs would benefit from re-capturing, maintaining or gaining customers without owning their local network. As value-added services, we would help NFRs and CSPs, generate greater revenues by offering e-commerce solutions, virtual private network services, secure email services, secure VPNs, video conferencing and multimedia services. We believe that the entire telecommunications service provision business will continue to consolidate from several hundred to less than a hundred of NFRs and CSPs competing with the Bells. We also believe that only those NFRs and CSPs will exist that either owns their local switching networks or seek UNE-P migration services from companies such as Cyber Digital. We believe that we could offer savings of 15% to NFRs and CSPs, on wholesale basis, from rates they are currently accustomed to paying to the Bells. The NFRs and CSPs would simply transfer all their current customer accounts onto our UNE-P migration network. Our UNE-P migration network would be neutral to and shared by any NFR and CSP, thereby eliminating stranded capital. This would help us gain market share in this niche market quite rapidly, without resorting to direct marketing to each customer or consumer, which could be prohibitive in early stages of this emerging market.

Roll out in first MSA

Our objective is to build, own and operate (BOO) our UNE-P migration network by using our voice and broadband local switching systems in the first Metropolitan Service Areas (MSA) of New York Metro as rapidly as our financial resources allow us. There is abundant capacity of optically-enabled TDM (voice) and IP (broadband) backbone network available between all major cities in the United States, but as yet businesses or consumers do not have any access to that capacity for both voice and broadband without using the Bells' switches. Industry experts estimate that only between 2.6% to 5% of this capacity is currently being utilized. Our high-performance CDCO and CTSX distributed TDM switches, and CIAN IP distribution softswitch/routers are specifically designed to allow us as UNE-P migration provider to efficiently deploy, on co-location basis, local digital TDM (voice) and IP (broadband) networks including TDMoIP (TDM voice over IP). Fortunately, in major MSAs, abundant optical fiber backbone capacity is available at costs far below their actual construction costs. We can rapidly deploy and co-locate our switching systems, and connect to this inexpensive optical fiber backbone. We believe that we will establish a strong market position with early adopters of our UNE-P migration service and underlying technology as this competitive service provision market establishes itself.

Provide Superior Customer Service

As part of our strategy to serve and retain NFRs and CSPs, we intend to provide superior maintenance and service of our switching systems at no cost to them. Besides delivering high-quality systems that provide carrier-grade voice and broadband services, we will provide remote maintenance on our installed systems, 24 hours a day, seven days a week. Our objective in providing outstanding service to our NFRs and CSPs is to provide a high level of customer satisfaction, achieve customer loyalty and accelerate the adoption rate of our UNE-P migration services for both voice and broadband data.

OUR RANGE OF DIGITAL VOICE SWITCHES FOR UNE-P MIGRATION SERVICES

We offer a full array of distributed digital switching systems for modern digital telecommunications applications and networks. These systems are Cyber Distributed Central Office (CDCO) and Cyber Tandem Exchange (CTSX), primarily for use by UNE-P migration providers and CSPs, who are forced to bypass the Bells' local switching networks pursuant to the UNE-P Phase Out Policy. Our commitment to research and development has enabled us to create new systems, employing SS7 or C7 signaling. Most importantly, we have developed specialized Advanced Intelligent Network (AIN) software for modern wireline, wireless and fiber optic networks. We intend to constantly develop additional new technologies and software for our systems.

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

The control functions of our CDCO system are totally distributed in autonomous processing sub-systems or nodes. Node processors are loosely coupled and exchange information through standardized inter-nodal communication digital links. The distributed approach permits switching systems to be co-located at the Bells' central offices as it is extremely compact and small. Moreover, a failure in one node does not affect other nodes. In addition, the distributed approach eliminates bottlenecks, as the system offers multiple routes for call completion.

Cyber Tandem Exchange

Our Cyber Tandem Exchange (CTSX) serves as an inter-city exchange for long distance voice and data trunk services as well as a regional trunk exchange connecting to various local CDCO exchanges by fiber optic or digital wireline or wireless transmission. Intended for Class 4 tandem exchange applications, CTSX has only digital interfaces, which offer capacities ranging from 20 T1s to 20,000 T1s digital trunks. CTSXs are compact and can be co-located at the Bells' central offices. Our proprietary Cybermesh software permits seamless operation with synchronous optical networks (SONET) or point-to-multi-point digital wireless networks. Our proprietary Cybermesh software allows all CTSXs connected in a mesh to provide virtually non-blocking service with excellent traffic handling capacity (not possible with centralized monolithic switches). We also offer a version of CTSX strictly for international gateway functions for Class 3 applications, which utilizes our specialized proprietary software.

OUR RANGE OF BROADBAND SYSTEMS FOR UNE-P MIGRATION SERVICES

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

Our CBIG offers built-in standard security features, making it what we believe to be an ideal enterprise-wide virtual private network (VPN). The firewalls are provided by IP filtering, IP masquerading and IP tunneling. Our CBIG is based on PC architecture using Intel Pentium processors and Linux Operating Software.

Cyber Internet Access Network

Our Cyber Internet Access Network (CIAN) is a high-end distribution router/soft-switch, which permits numerous business users to simultaneously access the Internet at a fixed committed bandwidth rate (CBR) on "always on" basis. Our CIAN creates a 'Mini-POP' (Points of Presence) at co-location site of the Bells' central offices and brings the Internet closer to users thus eliminating bottlenecks, reducing network delays and increasing reliability. We offer two models of CIANs. Our CIAN1 distribution router has the capacity of 0.5 Gbps and is suitable for T1 (1.5 Mbps) to T3 (45 Mbps) carrier grade applications (for T-POPs). Our CIAN2 distribution router has the capacity of 1.0 Gbps and is suitable for Ethernet from 10 Mbps to 100 Mbps IP over Ethernet grade applications (for E-POPs). Our CIAN distribution routers are specifically designed to allow UNE-P migration providers and CSPs to build their local broadband networks by using the UNE-L from the Bells. Our CIAN is based on PC architecture using Intel Pentium processors and Linux Operating Software.

Cyber Firewall

Our proprietary standalone Cyber Firewall (CFW) series IPSec firewall appliance offers simple-do-it-yourself installation software for business-to-business e-commerce secure access and virtual private network applications. IPSec is an industry-wide standard for assuring the privacy, integrity and authenticity of information crossing public IP networks. Adhering to IPSec standards makes Internet "wiretapping" impractical. Based on our proprietary software technology, our CFW IPSec firewall provides a cost-effective way of creating an enterprise-wide virtual private network (VPN) by enabling secure use of the Internet. Our CFW series firewall appliance is standalone device totally independent of customer's computing operating system platform. Our CFW is based on PC architecture using Intel Pentium processors and Linux Operating Software.

Cyber Web Server

Our Cyber Web Server (CWEB) and Cyber Domain Name Server (CDNS) are based on Linux Operating System and Intel Pentium processors. We believe that our servers are robust and proven-in for high performance web applications.

CUSTOMER, SALES AND MARKETING

Internet Systems

Under the AT&T Alliance program, we provided Internet services to many medium and small businesses in Boston area for a period of one-year ending February 2001, when we terminated our agreement with AT&T due to telecommunications meltdown. During this period we successfully tested all our Internet systems, including CBIG, CIAN, CFW and CWEB, for both local-loop digital broadband and VPN applications. Our Internet systems provided network availability in excess of 99.999% when we provided Internet services in alliance with AT&T. We believe that our systems are ideally suited for the next-generation of local-loop digital broadband networks requiring increased reliability, performance, scalability, interoperability and flexibility. Our strategy is to provide UNE-P migration services using our Internet systems to Internet service providers who are, generally, non-facilities reseller and lack the technical ability or willingness to build the next-generation local-loop digital broadband networks in the aftermath of the telecommunications meltdown in the U.S.

Digital Voice Switches

To date, we have sold approximately 76 previous generation of our digital voice switches to the defense agencies of the U.S. federal government and to China serving over 60,000 lines.

We were selected, over established companies such as Alcatel and Siemens, to provide Nigeria with a 10,000-line telephone network. Since we offer an affordable telecommunications as well as Internet capability, the Nigerian authorities have selected us as one of the suppliers of telephone and Internet systems.

Due to March 2005 FCC UNE-P phase out policy, our strategy is to provide UNE-P migration services with our latest generation of digital voice switches to CSPs, who are, generally, non-facilities reseller and lack the technical ability or willingness to build the next-generation local-loop digital voice networks in the aftermath of the telecommunications meltdown in the U.S.

COMPETITION

Digital Voice Switches for UNE-P Migration Services

Currently, there is virtually no direct competition in providing UNE-P migration services or supplying digital voice switches for the UNE-P migration services due to the newness of this market. However, there is indirect competition by DSL equipment suppliers that co-locate equipment in central offices for broadband services. Since, DSL cannot provide the full array of voice and special access services as required by businesses and residential subscribers, minimal competition from DSL equipment suppliers is expected. In addition, DSL equipment is not only expensive but also larger in size; making it unsuitable for providing voice services on a co-located basis in the Bells' central offices. Since, our competitor's digital voice switches are both bulky and heavy and cannot be co-located in the Bells' central offices, we find ourselves with little or no competition in this upcoming high growth market. We believe that we are uniquely poised to be the leader in this market, since our CDCO, CTSX and CIAN systems have been developed over many years in anticipation of this market. The telecommunications and related networking industries are characterized by intense competition. We compete with numerous well-established foreign and domestic companies, many of which possess substantially greater financial, marketing, personnel and other resources than us. These companies have established reputations for success in the development, sale and service of digital switching and networking and related products.

Systems that perform many of the functions similar to our CDCO and CTSX digital voice switches are readily available from a limited number of competitors, namely Lucent Technologies, Nortel Networks, Alcatel and Siemens. However, our competitors systems are based on previous generation single-function monolithic centralized switching technology offering poor reliability, low performance, no scalability, no flexibility and are unsuitable for the UNE-P migration services that requires co-location at the Bells' central offices. Furthermore, these systems are large in physical size with fixed capacity, suffer from stranded capital, consume more power, and are cumbersome to use with modern wireless and optical technologies. We have developed our systems on a next generation multi-function distributed switching technology offering superior reliability, performance, scalability and flexibility. Our systems offer modular growth in increments of 1,000 to unlimited number of subscribers and typically occupy 1/100th the space that of our competitor's offerings; making our systems ideally suited for co-location in the Bells' central offices for UNE-P migration services. Most importantly, we have developed specialized software for modern wireless and optical technologies, such as our CyberMesh software. We can easily and rapidly implement future advancements in our systems through software. On the other hand, our competitors also have the research and development capabilities, and financial and technical resources necessary to enable them to respond to technical advances as well as evolving industry requirements and standards.

Unlike the existing Bells' public voice telephone network that consists of monolithic centralized digital switches, the CSPs will be seeking for an alternative cost-effective approach, such as our CDCO and CTSX distributed digital switching systems, especially after the October 2004 Supreme Court and March 2005 FCC rulings. We believe that the upcoming trend in the telecommunications industry towards distributed switching for local switching networks from monolithic centralized switching will follow a similar trend in the computer industry towards distributed networking personal computers from monolithic centralized mainframe computers, which began the PC revolution in 1980s. We believe that with our distributed switching systems, the CSPs or nascent UNE-P migration service provider can rapidly provide telephone services to their customers by migrating from UNE-P to UNE-L. It is substantially easier to install small, distributed switches than large monolithic centralized switches with their corresponding long cabling infrastructure. We believe that our digital voice switches are well suited for the local switching needs of CSPs or nascent UNE-P migration service providers.

We believe that our systems have the following three strengths:

(1) the installed cost of our digital voice switches (wireless or wireline) for local switching applications is less than those of the competition;

    our switches can be co-located at the Bells' central offices and put into service rapidly, and distributed architecture of our switches eliminates stranding capacity and capital.

Broadband Systems For UNE-P Migration Services

The Internet related networking products business is characterized by intense competition, except for certain products for niche markets such as the market for our CIAN distribution softswitch/routers, when applied for the new market of UNE-P broadband data migration services. We compete with numerous well-established foreign and domestic companies, many of which possess substantially greater financial, marketing, personnel and other resources than we do. These companies have established reputations for success in the development, sale and service of Internet products, however, these companies are not yet organized to provide UNE-P migration services.

Currently, there is limited competition in the UNE-P broadband data migration services market due to the newness of this market. Cisco Systems and others are focusing on increasing the bandwidth capacity of their existing centralized IP backbone core routers i.e. increasing the bandwidth of the POPs. Our focus is to introduce an intermediate stage distribution router or Mini-POP on co-location basis at the Bells' central offices. This provides nascent UNE-P migration providers and CSPs with an alternate to the Bells' local broadband switching network, which is being phased out pursuant to the UNE-P Phase Out Policy. Our solution will alleviate congestion of IP data and TDMoIP/MPLS/E traffic between customer-end point and POP. In addition, CSPs will be able offer FR or PPP with scalable bandwidth from T1 to T3 as well as Ethernet speeds up to 100 Mbps. Our CIANs are ideally suited for co-location at the Bells' central offices because of small size when compared to separate centralized routers and softswitches. Our CIAN is an integrated distribution softswitch plus router that by software handles various IP broadband technologies and protocols including but not limited to Frame Relay, Private Line, PPP, PPPoE, TDMoIP, MPLS, etc.

Proposed Voice and Broadband Data UNE-P Migration Network Implementation in the first MSA

Cyber plans to build, own and operate (BOO) and engineer, furnish and install (EF&I) in the first MSA of New York Metro, a UNE-P migration based voice and broadband local network for CSPs, as rapidly as our financial resources allow us and subject to raising the requisite capital. We expect to provide UNE-P migration services by co-locating our switching systems in various Bell central offices (hereinafter referred to as "colo Bell central office"). We expect to install our CDCO, CTSX and CIAN switches to provide UNE-P migration services for 1,152 voice lines, 48 voice T1 lines and 64 T1 broadband data lines, respectively, at each colo Bell central office. All voice traffic will be carried over 1 DS3 and broadband data traffic on 1/2 DS3 from each colo Bell central office and terminating at the Level(3) colo site. We have a Master Service Agreement with Level(3) Communications where Level(3) will provide our originating UNE-P migration network with voice termination in U.S., Canada and in any international country. Level(3) will also provide our originating UNE-P migration broadband network with appropriate bandwidth for Internet access from Level(3) colo sites. At level(3) colo site we will install our CTSX and CIAN switches for the purposes of aggregating traffic from various colo Bell central offices before handing off all voice and broadband data traffic to Level(3) network for termination purposes.

We expect to begin with installation of 1 colo Bell central office in the first quarter of first year, after raising the requisite capital. Thereafter, we expect to install at a growth rate of 1 additional colo Bell central office each subsequent quarter. Hence, by the end of third year, we hope to have installed and put into service 42 colo Bell central offices mainly in New York Metro. There are 106 Bell central offices in New York Metro. During this period we would be providing 48,384 voice lines, 48,384 voice lines on 2,016 voice T1 lines and 2,688 broadband data T1 lines. A total of 96,768 voice lines out of 3 million lines is approximately 3% of the available New York Metro market. Our growth in this market is directly proportional to our capital raise activities and available financial resources to us.

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

Industry standards organizations, such as International Telephone Union ("ITU"), Telcordia (Bellcore) in the U.S., and Internet Engineering Task Force ("IETF") have created committees to address the matter of standards within the telecommunications and Internet industries. The purpose of such standards is to facilitate the inter-operability of products from various vendors and, through standardization, create a competitive environment, which is anticipated to result in lower product costs. During the past few years, many new standards have been adopted and more are pending. The International Standards Organization (ISO), one of the primary standard setting bodies in the communications industry, has developed a framework for network standards called the Open System Interconnection Reference Model (the "OSI Model"). The OSI Model represents a standard approach by which information can be communicated throughout a network, so that a variety of independently developed computer and communications devices can inter-operate. The design of our systems incorporates the OSI Model and accommodates most existing and pending ISDN, AIN, SS7, C7, X.25, Frame Relay, Private Line, and IPSec standards, including applicable ITU, Telcordia (Bellcore) and IETF specifications. In most foreign countries, government departments or ministries set industry standards.

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

RESEARCH AND DEVELOPMENT

Since the inception we have devoted substantial resources to the design and development of our systems. For the fiscal years ended March 31, 2005 and 2004, we expended approximately $25,000 and $22,921, respectively, on research and development. During the year ended March 31, 2004, we substantially reduced our research and development expenditures due to lack of capital. Although our systems are fully developed such as our CDCO, CTSX, CRX, CSX, CBIG, CIAN, CFW and CWEB, we are continually seeking to refine and enhance our systems, including enhancements to comply with emerging regulatory or industry standards or the requirements of a particular customer or country. We believe that with our latest generation of CDCO, CTSX and CIAN systems we can provide UNE-P migration services for both voice and broadband data. However, we expect that these systems may require some software tweaking and adjustments as we roll out our network.

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

SERVICE SUPPORT

We believe that service, support and training are important factors in promoting sales and customer satisfaction. Services we provide our CSP and nascent UNE-P migration service customers include feasibility studies, site surveys, engineering planning, project estimating, network planning, network design, system planning, site preparation, system installation, customer training and maintenance. However, we believe that CSPs and nascent UNE-P migration service providers are not yet ready to build their local-loop voice and broadband networks, due to their lack of technical ability and capital. We expect them to rely on our ability to provide UNE-P migration services to them.

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

EMPLOYEES

As of the date hereof, we have five employees, of which two were engaged in marketing and sales activities, one was engaged in research and development, and two were in administration. None of our employees is represented by a labor union. We consider our employee relations satisfactory.

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

ITEM 2 - Description of Property

Our executive offices and assembly operations are located in approximately 8,200 square feet of leased space in Hauppauge, New York. The lease provides for annual base rent of $58,220 and expires on May 31, 2009. We believe that our facility is adequate for our current needs. We believe that additional physical capacity at our current facility will accommodate expansion, if required.

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
	Price Per Share .
	High	Low
Fiscal Year Ended March 31, 2005
First Quarter	$0.35	$0.08
Second Quarter	0.11	0.06
Third Quarter	0.35	0.06
Fourth Quarter	0.51	0.17

Fiscal Year Ended March 31, 2004
First Quarter	$0.49	$0.18
Second Quarter	0.52	0.13
Third Quarter	0.46	0.19
Fourth Quarter	0.41	0.19

On March 31, 2005, the closing trade price of our common stock as reported on the Bulletin Board was $0.21 per share. On that date, there were approximately 436 stockholders of record of our common stock. We believe that on March 31, 2005, there were more than 2,400 beneficial holders of our common stock.

To date, we have not paid any dividends on our common stock and we do not expect to declare or pay any dividends in the foreseeable future. We intend to retain all earnings for use in our business operations.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

When used in this report, press releases and elsewhere by the management of our company from time to time, the words "believes", "anticipates", and "expects" and similar expressions are intended to identify forward-looking statements that involve risks and uncertainties. Additionally, certain statements contained in this discussion may be deemed forward-looking statements that involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially or adversely are the following: the ability of our company to meet its working capital and liquidity needs, the status of relations between our company, its primary customers and distributors, the availability of long-term credit, unanticipated changes in the U.S. and international economies, business conditions and growth in the international and the U.S. telecommunications industry, level of growth in both voice and internet systems sales generally, the timely development and acceptance of new products, the impact of competitive products and pricing, changes in the cost of component materials, changes in product mix, the outcome of litigation in which our company is involved, along with product delays and other risks detailed from time to time in our company's SEC reports, including but not limited to this Annual Report on Form 10-KSB for the year ended March 31, 2005. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Our company undertakes no obligation to publicly release the results of any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

We are a designer, software developer, manufacturer and seller of a range of unique distributed digital-voice-switching infrastructure equipment for public switched-voice-network operators worldwide. We are also a software developer, systems integrator and seller of a vast array of high-performance Internet infrastructure systems, such as soft-switches, routers, gateways, firewalls and servers for Internet service providers to create digital broadband services, voice-over Internet protocol (VoIP) services, and virtual private networks (VPN) services. With our latest generation of switching systems, we can offer affordable voice and broadband data local switching services to competitive service providers (CSPs) such as competitive local exchange carriers (CLECs), long distance carriers (LDCs) and Internet service providers (ISPs). Our new mission is to become a leading alternative local switching service provider to competitive service providers by deploying our vast array of local voice and broadband data switching infrastructure systems in the United States. We expect to generate recurring revenues from wholesaling our local voice and broadband data services to competitive service providers at affordable rates. We believe that we are one of the first companies to offer such services.

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

Beginning March 2005, the U.S. Federal Communications Commission (FCC) decided to phase out UNE-P rules that forced the Bells to lease local switching networks to its competitors (CSPs) at cut-rate prices. This ruling favors us to evolve as an alternative local switching network provider, that is as an UNE-P migration service provider, to these CSPs for Mass Market Local Circuit Switching and High-Capacity Loops for broadband markets. FCC further rules that CSPs must move all customers to non-Bell networks by March 2006. Today, CSPs lease 17 million lines for $4.5 billion per year from the Bells, creating an immediate market opportunity for us. Morover, the Bells own 163 million lines creating a huge migration services opportunity for many years to come. We intend to be the first company to offer such UNE-P migration services to CSPs by deploying our vast array of local voice and broadband data switching infrastructure systems in the U.S., beginning with New York Metro in partnership with Level 3 Communications. Under an agreement, Level 3 will provide for voice and data termination services to all traffic generated on our local switching systems. We will wholesale our UNE-P migration services to CSPs at affordable rates on recurring basis for local, long distance and international calls as well as broadband Internet access and virtual private network (VPN) services.

Emerging Market Opportunity in the FCC Regulated Market

On June 15, 2004, Supreme Court finally approved the Federal Communications Commission's (FCC) new ruling on phone policy released on August 21, 2003, requiring the Bells' competitors, such as competitive local exchange carriers (CLECs) and long distance carriers (LDC), to use their own voice and data switches for connecting calls instead of leasing the Bells' voice and data switches (hereinafter referred to as "UNE-P Phase Out Policy"). UNE-P is an acronym for Unbundled Network Element - Platform, where Platform means the Bells' voice and data switches, the leasing of which is being phased out. Prior, to this UNE-P Phase Out Policy, there was no incentive for CLECs or LDCs to build their local voice and data switching networks in the U.S. On October 12, 2004 the Supreme Court declined to hear an appeal by AT&T and MCI and other CLECs that had requested access to the Bells' voice and data switches. As a result of the court's and FCC's decisions, AT&T and MCI have pulled back in their marketing of residential and small business telephone services. On December 15, 2004, FCC issued the UNE-P Phase Out Policy and associated tariffs with effectiveness beginning March 11, 2005. We believe that the UNE-P Phase Out Policy has created an emerging growth market opportunity, because CLECs and LDCs are forced to allocate capital towards building their local switching infrastructure or obtain UNE-P migration services from companies, like Cyber Digital, that are envisioning to enter this market. As of now, there are no UNE-P migration service providers in the U.S.

The UNE-P Phase Out Policy enforces the CLECs, LDCs, and ISPs collectively as CSPs to transition off to other local telephone and broadband switching infrastructure instead of using the Bells' local switching networks. This is expected to create a metamorphosis in local voice and data switching infrastructure expansion by Cyber Digital as a nascent UNE-P migration provider to CSPs. The economics of building local switching networks is vastly different from that of long distance networks. The capital investment required to build a local switching networks is five to six times higher than the capital costs of long distance networks, because such networks must extend all the way into the offices and homes of their customers. The UNE-L policy permits Cyber Digital to lease the copper wires to subscriber premises at cut-rate prices from the Bells. This would allow us to co-locate our switches in numerous central offices owned by the Bells to offer UNE-P migration service to CSPs. Therefore, we believe that the FCC's UNE-P Phase Out Policy has created an enormous market opportunity in the UNE-P migration service provision area for us.

We believe that for the first time in our history, market opens for our digital voice switches and broadband systems for the creation of local switching network services, especially referring to Mass Market Local Circuit Switching and High-Capacity Loops. We believe that metamorphosis in wireline local voice and broadband switching infrastructure expansion will begin soon and will support our growth for many years. We believe that a high growth market opportunity has been created by the UNE-P Phase Out Policy, because CLECs and LDCs are forced to allocate capital towards building their local switching infrastructure or seek for such UNE-P migration services from other providers, such as Cyber Digital.

These competitors CLECs and LDCs have lost the battle with the Bells. Beginning year 2005, the Bells will begin to virtually shut off access to their local voice and data switches. The local voice switch access charges will be rising from 40 percent to over 60 percent by 2006, making local voice switch ownership by CLECs and LDCs an increasingly key factor for their future or seek UNE-P migration services from other providers. However, CLECs, LDCs and nascent UNE-P migration providers would be able to lease the copper wires to subscriber premises at cut-rate prices from the Bells, under the UNE-L policy. UNE-L is an acronym for Unbundled Network Element - Line, where Line means the copper wires to subscriber premises. This would permit CLECs, LDCs and nascent UNE-P migration providers (such as Cyber Digital) to co-locate their voice and data switches in the Bells' central offices. Hence, CLECs, LDCs and nascent UNE-P migration providers must rapidly build their own local switching facilities and networks. FCC further rules that CLECs and LDCs must also provide broadband data services along with voice services. So also FCC mandates that Internet service providers (ISP) must also provide voice along with broadband data services. Hence, CLECs, LDCs and ISPs must build their own local voice and broadband switching facilities and networks to serve their business and residential customers or obtain such services from nascent UNE-P migration providers. This means huge demand for our digital voice switches and broadband systems by nascent UNE-P migration providers and competitive service providers (CSPs) (hereinafter includes CLECs, LDCs and ISPs). We believe that combined power of our digital voice switches and broadband Internet systems offers nascent UNE-P migration providers and CSPs affordable one-stop solution for their local switching needs.

We believe that we are at the threshold of the local telephone switching metamorphosis in the U.S. According to data released by FCC, to-date less than 6 million local-loop switched lines were owned by the CSPs as compared to 163 million such lines owned by the Bells. Hereafter, CSPs have to continuously invest, year after year, in bringing their local voice switching infrastructure at par with those of the Bells or obtain such services from nascent UNE-P migration providers such as Cyber Digital. Beginning in 2005, we expect nascent UNE-P migration providers and CSPs to increase their capital expenditures towards that end. We intend to serve this high growth market, expected to be rising from almost zero to $4.5 billion annually; according to the Investor's Business Daily article dated February 28, 2005, "As UNE-P Laws Fade Away".

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

Our objective is to build, own and operate (BOO) UNE-P migration based voice and broadband local networks for CSPs initially in 1 Metropolitan Service Areas (MSA), namely New York, as rapidly as our financial resources allow us and subject to raising the requisite capital. There is abundant capacity of optically-enabled TDM (voice) and IP (broadband) backbone network between all major cities in the United States, but as yet businesses or consumers do not have any access to that capacity for both voice and broadband without using the Bell switches. Industry experts estimate that only between 2.6% to 5% of this capacity is currently being utilized. Our high-performance CDCO and CTSX distributed TDM switches, and CIAN IP distribution softswitch/ routers are specifically designed to allow nascent UNE-P migration providers and CSPs to efficiently deploy, on co-location basis, local digital TDM (voice) and IP (broadband) networks including TDMoIP (TDM voice over IP), connecting their customers to their respective TDM and IP backbone network. Fortunately, in major MSAs, abundant optical fiber backbone capacity is available at costs far below their actual construction costs. Nascent UNE-P migration providers and CSPs can rapidly deploy our local switching systems and connect to this inexpensive optical fiber backbone. We believe that we will establish a strong market position ourselves as well as with early adopters of our technology as this competitive service provision market establishes itself, however, there can be no assurance that we will be successful in this market.

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

Results of Operations

Year Ended March 31, 2005, Compared to Year Ended March 31, 2004

Net sales

Net sales for the year ended March 31, 2005 (referred to as "fiscal year 2005"), were $0 from $0 for the year ended March 31, 2004 (referred to as "fiscal year 2004"). We are in early stages of developing the UNE-P migration services market in the U.S. due to newness of the market. We were waiting for the FCC's deregulation policies on local voice and data switching in order to enter this lucrative market with our systems.

Gross profit

We include in our cost of sales the materials and labor used, subcontractor costs and overhead incurred in the manufacture of our systems as well as any change in the valuation of our inventory, which was $(56,000) and $0 for fiscal years 2005 and 2004, respectively. During fiscal year 2005, the valuation of our inventory reduced by $56,000.

Selling, general and administrative

Selling, general and administrative expenses decreased from $321,202 in fiscal year 2004 to $245,741 in fiscal year 2005, representing a decrease of $75,461 or approximately 23%, principally due to cutback in marketing efforts in Nigeria and capital constraints to enter the U.S. market.

Research and development

Research and development expenses increased from $22,921 in fiscal year 2003 to $25,000 in fiscal year 2005, representing an increase of $2,079 or approximately 8%. All development costs are expensed in the period incurred.

Income (loss) from operations

Loss from operations in fiscal year 2005 was $(417,360) or $(.02) per share as compared with a loss of $(404,558) or $(.02) per share in fiscal year 2004.

Net income (loss) available to Common Stockholders

Preferred stock dividend was $7,292 and $0 in fiscal year 2005 and 2004, respectively. As a result of the foregoing, the net loss available to common stockholders in fiscal year 2005 was $(424,652) or $(.02) per share as compared to a net loss of $(404,558) or $(.02) per share in fiscal year 2004.

Liquidity and Capital Resources

Our ability to generate cash adequate to meet our needs results primarily from sale of preferred and common stock, cash flow from operations and cash advances in the form of loan from our Chief Executive Officer and a shareholder. Total working capital decreased by $388,510 to $(730,985) at March 31, 2005 from $(342,475) at March 31, 2004. The current ratio of current assets to current liabilities decreased to 0.4 to 1 as at March 31, 2005 from 0.7 to 1 as at March 31, 2004. Current levels of inventory are adequate to meet sales for a few months. We believe that our current sources of liquidity are insufficient to meet our needs. We need to obtain funds to pursue the domestic market. We have no off-balance sheet arrangements.

Net cash used in operating activities was $272,908 and $368,096 for fiscal year 2005 and fiscal year 2004, respectively.

We used $0 and $1,421 during fiscal year 2005 and fiscal year 2004, respectively, for investing activities. The cash used for investing activities relates primarily to purchases of equipment in fiscal year 2005 and fiscal year 2004.

Net cash provided by financing activities was $259,000 and $392,062 for fiscal year 2005 and fiscal year 2004, respectively.

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

In August 2004, our company issued 50 shares of its Series E preferred stock, par value $.05 per share, to an accredited investor at a price of $1,000 per share, under a private placement, and received net proceeds of $50,000. In connection with this placement, we issued warrants to the accredited investor to purchase an aggregate of 50,000 shares of our common stock, par value $.01 per share, at an exercise price of $0.25 per share. The Series E preferred stock was issued without registration in reliance on Section 4(2) of the Securities Act of 1933, as amended.

During the fiscal years ended March 31, 2005 and 2004, the Company received cash advances of $209,000 and $305,700, respectively, from our Chief Executive Officer and a shareholder. As of the fiscal year ended March 31, 2005, our company has received cash advances of $704,300 and $177,000 from our Chief Executive Officer and a shareholder, respectively.

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

Since inception, we have generated limited revenues from the sale of our products. We incurred losses of $417,360 and $404,588, respectively, for the fiscal years ending March 31, 2005 and 2004, and we anticipate that losses will continue until such time, if ever, as revenue from operations is sufficient to offset our operating costs.

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

The market for UNE-P migration services for both local-loop digital voice and IP packet-based broadband data is in the early stages of development. Consequently, we cannot accurately predict whether the market for our systems or services will fail to develop, grow more slowly than anticipated, or become saturated with competitors. It is expected that nascent UNE-P migration service providers will emerge and perhaps, some have already entered this emerging market ahead of us without our knowledge. Although we have resolved certain critical issues facing commercial use of local-loop digital voice and broadband data systems for Internet and local area network access, including security, reliability, ease and cost of access and quality of service, we cannot guarantee market acceptance of our systems and hence, the underlying services.

Our limited marketing activity may materially adversely affect our business.

If our systems or services are to be accepted by the market, we will need to create an awareness of, and demand for, our systems and services. We have not yet engaged in such marketing activities to any degree, as we lack the resources to do so. Furthermore, any such marketing activities that we engage in may prove unsuccessful.

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

We have in the past sold our previous generation of digital voice switches to defense agencies of the United States and provided broadband services using our systems in alliance with AT&T to businesses. Due to cutbacks and the recent telecom meltdown, we may not be able to replace these customers.

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

Issuance of our shares of common stock to fund our UNE-P migration services business may significantly dilute the equity interest of existing stockholders.

We will need significant additional funds to enter UNE-P migration services business, which will require us to issue more shares of our common stock. Accordingly, this causes a greater risk of dilution. The perceived risk of dilution may cause some of our stockholders to sell their shares, which could have a depressive effect on the price of our common stock.

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

As of June 22, 2005, J.C. Chatpar, our President and Chief Executive Officer, owned beneficially approximately 49%of our outstanding common stock. Mr. Chatpar is able to influence all matters requiring stockholder approval, including election of directors and approval of significant corporate transactions. This concentration of ownership, which is not subject to any voting restrictions, could limit the price that investors might be willing to pay for our common stock. In addition, Mr. Chatpar is in a position to impede transactions that may be desirable for other stockholders. He could, for example, make it more difficult for anyone to take control of us.

Impact of Inflation

Inflation has historically not had a material effect on our operations.

ITEM 7 - Financial Statements

The Financial Statements of the Company are filed as part of this Form 10-KSB.

ITEM 8 - Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

ITEM 8A. Controls and Procedures.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of such period, our disclosure controls and procedures were designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms. In addition, based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-KSB.

PART III

ITEM 9 - Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The directors, executive officers and key employees of our company are:
Name	Age	Office

Jawahar C. Chatpar	57	Chairman of the Board, President, and Chief Executive Officer

Jack P. Dorfman	67	Director

Jatinder V. Wadhwa	70	Director

Terry L. Jones	57	Director

Andrew Van Etten	43	Director

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

Andrew Van Etten joined our company as a Director in March 2000. He is currently serving as Senior Director, Strategic Business Development, Consumer Services Division at Mitsui & Company, (USA) Inc. He joined Mitsui & Company in 1988. Mitsui & Company is one of the oldest and largest international trading companies headquartered in Japan. Mr. Van Etten holds an B.S. degree in Business Administration from the University of Plymouth.

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

Summary Compensation Table

The following table sets forth information concerning the compensation for services in all capacities for the fiscal years ended March 31, 2005, 2004 and 2003 of those persons who were, at March 31, 2005 the chief executive officer (the "named officer"). During such periods, no executive officer of our company received compensation in excess of $100,000.
	Annual Compensation				Long Term Compensation			All Other Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compens- Ation ($)(1)	Restricted Stock Awards ($)	Securities Underlying Options/ SARs(#)	LTIP Payouts ($)
J.C. Chatpar, Chairman of the Board, President and Chief Executive Officer	2005 2004 2003	$92,500 $92,500 $92,500	None None None	None None None	None None None	1,000,000(4) 1,000,000(3) 230,366(2)	None None None	None None None

____________

(1) We have concluded that the aggregate amount of perquisites and other personal benefits paid to each of the named officers named in the table did not exceed the lesser of 10% of such officer's total annual salary and bonus for the 2005, 2004 and 2003 fiscal years or $50,000, thus, such amounts are not included in the table.

(2) In fiscal year 2003, Mr. Chatpar was granted options to purchase 230,366 shares of our common stock at an exercise price of $0.15 per share.

(3) In fiscal year 2004, Mr. Chatpar was granted options to purchase 1,000,000 shares of our common stock at an exercise price of $0.17 per share.

(4) In fiscal year 2005, Mr. Chatpar was granted options to purchase 1,000,000 shares of our common stock at an exercise price of $0.10 per share.

Option Grants In Last Fiscal Year

The following table sets forth information concerning stock option grants made during fiscal year 2005 to the named officers. We have not granted any stock appreciation rights.
Individual Grants
	Number of Securities	% of Total Options Granted	Exercise	Expiration
	Underlying Options	To Employees in	Price	Date
	Granted	Fiscal Year End	($/Share)
Name	(#)	(1)	(2)	(3)

J.C. Chatpar	1,000,000	96%	$0.10	06/24/14

_________________

(1) During fiscal year 2005, options to purchase an aggregate of 1,000,000 shares of our common stock were granted to Mr. Chatpar and options to purchase an aggregate of 40,000 shares of our common stock were granted to four other directors.

(2) The exercise price of the options granted was equal to the fair market value of the underlying stock on the date of grant.

  Options are immediately exercisable.

Aggregated Fiscal Year End Option Values

The following table sets forth information concerning the number of unexercised options and the Fiscal 2005 year-end value of unexercised options on an aggregated basis held by the named officers. We have not granted any stock appreciation rights in Fiscal 2005.

	Number of Securities Underlying Unexercised Options at Fiscal Year-End (#)		Value of Unexercised In-The-Money Options at Fiscal Year-End ($)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable

J.C. Chatpar	5,885,366	3,000,000	$47,500	0

____________

(1) Options are "in-the-money" if, on March 31, 2005, the market price of the Common Stock ($0.21) exceeded the exercise price of such options. The value of such options is calculated by determining the difference between the aggregate market price of our common stock underlying the options on March 31, 2005 and the aggregate exercise price of such options.

Compensation of Directors

We pay our directors $250 per board meeting. During Fiscal 2004, the board of directors met three times and each director attended at least 75% of the meetings of the board of directors. In addition, we currently reimburse each director for expenses incurred in connection with his attendance at each meeting of the board of directors.

Committees of the Board of Directors

We have a standing compensation committee composed of all members of the board of directors. The compensation committee reviews and acts on matters relating to compensation levels and benefit plans for our executive officers and key employees, including salary and stock options. The compensation committee is also responsible for granting stock awards, stock options and stock appreciation rights and other awards to be made under our existing incentive compensation plans. We also have a standing audit committee composed of all members of the board of directors. The audit committee assists in selecting our independent auditors and in designating services to be performed by, and maintaining effective communication with, those auditors.

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

ITEM 11 - Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of our company's common stock as of March 31, 2005, for (i) each person or group that is known to us to be a beneficial owner of more than 5% of the outstanding shares of our common stock, (ii) each of the named officers and directors, and (iii) all directors and executive officers of our company as a group. Except as otherwise indicated, we believe that such beneficial owners, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws, where applicable.
Names and Address Of Beneficial Owners	Number of Shares	Percentage Owned (1)(2)
J.C. Chatpar(3) c/o Cyber Digital, Inc. 400 Oser Avenue Hauppauge, NY 11788	12,904,778	49.5%
Jack P. Dorfman(4)	240,000	0.9%
Jatinder V. Wadhwa(5)	307,812	1.1%
Terry L. Jones (6)	971,230	3.7%
Andrew Van Etten(7)	90,000	*
Prem Chatpar (8)	2,807,074	10.8%
All directors and executive officers as a group: (5) persons	14,513,820	55.7%

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

(3) Includes 5,885,366 shares as to which Mr. J.C. Chatpar holds non-qualified stock options, which are exercisable at any time. Includes warrants to purchase 1,981,200 shares. Excludes 3,000,000 shares, as to which Mr. J.C. Chatpar holds non-qualified stock options, which are not exercisable, until certain conditions are attained. Does not include 476,000 shares owned by his wife, Sylvie Chatpar, to which shares Mr. J.C. Chatpar disclaims beneficial ownership.

(4) Includes 180,000 shares as to which Mr. Dorfman holds a non-qualified stock option, which are exercisable at any time. Does not include 360,000 shares owned by his wife, Sandra Dorfman, to which shares Mr. Dorfman disclaims beneficial ownership.

(5) Includes 150,000 shares as to which Mr. Wadhwa holds non-qualified stock options which are exercisable at any time.

(6) Mr. Terry Jones is a general partner of a limited partnership that is the general partner of Syndicated Communications Venture Partners III, L.P. ("Syncom III"), a fund which on April 14, 1998, Syncom III converted all of its outstanding Series B-1 preferred stock into 861,230 shares of our common stock at a conversion price of $2.89 per share. Includes 110,000 shares as to which Mr. Jones holds non-qualified stock options which are exercisable at any time.

(7) Includes 90,000 shares as to which Mr. Van Etten holds non-qualified stock options that are exercisable at any time.

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

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports of Form 8-K. No reports on Form 8-K were filed.

ITEM 14 - Principal Accountant Fees and Services

The Company paid or accrued the following fees in each of the prior two fiscal years to it's principal accountant, Blanchfield, Kober & Company, P.C.

		Year ended March 31, 2005	Year ended March 31, 2004

(1)	Audit fees	$18,000	$18,000
(2)	Audit-related fees	0	0
(3)	Tax fees	1,000	1,000
(4)	All other fees	0	0
	Totals	$19,000	$19,000

The Company has no formal audit committee. However, as defined in Sarbanes-Oxley Act of 2002, the entire Board of Directors is the Company's defacto audit committee.

In discharging its oversight responsibility as to the audit process, the Board obtained from the independent auditors a formal written statement describing all relationships between the auditors and the Company that might bear on the auditor's independence as required by Independence Standards Board Standard No. 1, "Independence Discussions with Audit Committees". The Board discussed with the auditors any relationship that may impact their objectivity and independence, including fees for non-audit services, and satisfied itself as to the auditors' independence. The Board also discussed with management and the independent auditors the quality and adequacy of the Company's internal controls. The Board reviewed with the independent auditors their management letter on internal controls, if one was issued by the Company's auditors.

The Board discussed and reviewed with the independent auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in Statement of Auditing Standards No. 61, as amended, "Communication with Audit Committees".

The Board reviewed the audited financial statements of the Company as of and for the year ended March 31, 2005 and 2004 with management and independent auditors. Management has the sole ultimate responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for their examination of those statements.

Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company's audited financial statements and recommended that they be included in its Annual Report on Form 10-KSB for the year ended March 31, 2005, for filing with the Securities and Exchange Commission.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 27, 2005
CYBER DIGITAL, INC.

By: /s/ J.C. Chatpar
J.C. Chatpar
Chairman of the Board, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J.C. Chatpar J.C. Chatpar	Chairman of the Board, President and Chief Executive Officer (Principal Executive and Financial Officer)	June 27, 2005

/s/ Jack P. Dorfman Jack P. Dorfman	Director	June 27, 2005

/s/ Jatinder Wadhwa Jatinder Wadhwa	Director	June 27, 2005

/s/ Terry Jones Terry Jones	Director	June 27, 2005

/s/ Andrew Van Etten Andrew Van Etten	Director	June 27, 2005

Index to Exhibits

Exhibit No.	Description of Document
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

CYBER DIGITAL, INC.

FINANCIAL STATEMENTS

AND

AUDITORS REPORT

TABLE OF CONTENTS
Page

Independent Auditors' Report	1

Financial Statements

Balance Sheets	2

Statements of Operations	3

Statements of Changes in Shareholders' Equity (Deficit)	4

Statements of Cash Flows	5

Notes to Financial Statements	6 -16

B L A N C H F I E L D, K O B E R & C O M P A N Y, P.C.

CERTIFIED PUBLIC ACCOUNTANTS

1200 VETERANS MEMORIAL HIGHWAY • SUITE 350 • HAUPPAUGE, NEW YORK 11788 • (631) 234-4200 • FAX 234-4272

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Cyber Digital, Inc.

Hauppauge, New York

We have audited the accompanying balance sheets of Cyber Digital, Inc. as of March 31, 2005 and 2004, and the related statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended March 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2005 and 2004, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2005 in conformity with U.S. generally accepted accounting principles.

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

/s/ Blanchfield, Kober & Company, P.C.

Hauppauge, New York

June 27, 2005

	CYBER DIGITAL, INC.
	BALANCE SHEETS
	March 31, 2005 and 2004

	2005	2004
ASSETS

Current Assets
Cash and cash equivalents	$16,082	$29,990
Inventories	526,575	582,575
Prepaid and other current assets	35,175	35,175

Total Current Assets	577,832	647,740

Property and Equipment, net	6,311	6,751

Other Assets	26,374	26,374

TOTAL ASSETS	$610,517	$680,865

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable, accrued expenses, and taxes	$226,487	$214,850
Accrued interest	179,476	92,439
Officer/ shareholder notes payable	881,300	672,300
Accrued dividend payable	7,292	0
Settlement payable-current portion	14,262	10,626

Total Current Liabilities	1,308,817	990,215

Long Term Debt
Settlement payable	2,583	16,881

Total Liabilities	1,311,400	1,007,096

Commitments and Contingencies

Shareholders' Equity (Deficit)
Preferred stock - $.05 par value; cumulative, convertible and
Participating; authorized 10,000,000 shares
Series C; issued and outstanding - 310 shares at
March 31, 2005 and 2004	16	16
Series E; issued and outstanding - 50 and 0 shares at
March 31, 2005 and 2004, respectively	3	0
Common stock - $.01 par value; authorized 60,000,000 shares;
Issued and outstanding 22,326,542 and 22,326,542
Shares at March 31, 2005 and 2004, respectively	223,266	223,266
Additional paid-in-capital	18,866,737	18,816,740
Accumulated deficit	(19,790,905)	(19,366,253)

Total Shareholders' Equity (Deficit)	(700,883)	(326,231)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$610,517	$680,865

See independent accountant's report and notes to financial statements.

Page 2

	CYBER DIGITAL, INC.
	STATEMENTS OF OPERATIONS
	March 31, 2005 and 2004

	2005	2004

Net Sales	$0	$0

Cost of Sales	56,000	0

Gross Profit	(56,000)	0

Operating Expenses
Selling, general and administrative expenses	$245,741	$321,202
Research and development	25,000	22,921

Total Operating Expenses	270,741	344,123

Loss from Operations	(326,741)	(344,123)

Other Income (Expense)
Interest expense	(90,249)	(59,072)
Other expense	0	(524)

Total Other Income (Expense)	(90,249)	(59,596)

Loss before Income Taxes	(416,990)	(403,719)

Provision for Income Taxes	370	869

Net Loss	(417,360)	(404,588)

Preferred Stock Dividend	7,292	0

Income Available to Common Shareholders	$(424,652)	$(404,588)

Net Loss Per Share of Common Stock (See Note 7)

Loss from Operations - Basic	$(.02)	$(.02)
Diluted	$(.02)	$(.02)

Net Loss - Basic	$(.02)	$(.02)
Diluted	$(.02)	$(.02)

Weighted average number of common shares outstanding	22,326,542	22,182,551

See independent accountant's report and notes to financial statements.

Page 3

				CYBER DIGITAL, INC.
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
		Years ended March 31, 2005 and 2004

	Preferred Stock								Shareholders'
	Series C		Series E		Common Stock		Paid in	Accumulated	Equity
	Shares Amount		Shares Amount		Shares	Amount	Capital	Deficit	(Deficit)

Balance at March 31, 2003	310	$ 16	-0-	$ -0-	21,978,287	$ 219,784	$ 18,733,860	$ (18,961,665)	$ (8,005)

Issuance of Common Stock					348,255	3,482	82,880		86,362

Net Loss								(404,588)	(404,588)

Balance at March 31, 2004	310	$ 16	-0-	$ -0-	22,326,542	$ 223,266	$ 18,816,740	$ (19,366,253)	$ (326,231)

Issuance of E Preferred Stock			50	3			49,997		50,000

Net Loss								(417,360)	(417,360)

Accrued Dividend on E Preferred								(7,292)	(7,292)

Balance at March 31, 2005	310	$ 16	50	$ 3	22,326,542	$ 223,266	$ 18,866,737	$ (19,790,905)	$ (700,883)

See independent accountant's report and notes to financial statements.

Page 4

	CYBER DIGITAL, INC.
	STATEMENTS OF CASH FLOWS
	Years ended March 31, 2005 and 2004

	2005	2004

Cash Flows from Operating Activities
Net loss	$(417,360)	$(404,588)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	440	8,128
Inventory valuation allowance	56,000	0
(Increase) decrease in operating assets:
Prepaid and other current assets	0	9,160
Increase (decrease) in operating liabilities:
Accounts payable, accrued expenses and taxes	98,674	19,920
Settlement payable	(10,662)	(716)

Net Cash Used in Operating Activities	(272,908)	(368,096)

Cash Flows from Investing Activities
Purchase of equipment	0	(1,421)

Net Cash Used in Investing Activities	0	(1,421)

Cash Flows from Financing Activities
Issuance of preferred stock	50,000	0
Issuance of common stock	0	86,362
Proceeds from officer/shareholder loan	209,000	305,700

Net Cash Provided by Financing Activities	259,000	392,062

Net Increase (Decrease) in Cash and Cash Equivalents	(13,908)	22,545

Cash and Cash Equivalents at Beginning of Period	29,990	7,445

Cash and Cash Equivalents at End of Period	$16,082	$29,990

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Income taxes	$370	$440

Noncash Operating and Financing Activities
Accrued preferred stock dividend	$7,292	$0

See independent accountant's report and notes to financial statements.

Page 5

CYBER DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2005 AND 2004

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

Operating and Financing Matters

Since inception, the Company has devoted substantial resources to the design and development of the Company's systems and technology. As such, the Company has not achieved revenue growth and has incurred operating losses. At March 31, 2005, the Company had an accumulated deficit of $19,790,905 and a shareholders' deficit of $700,883. The decrease in equity from March 31, 2004 to March 31, 2005 is due mainly to a net operating loss during the fiscal year ended March 31, 2005. During the fiscal years ended March 31, 2005, 2004 and 2003, the Company received cash advances of $209,000, $305,700 and $41,600 respectively, from the Chief Executive Officer and a shareholder. An additional $50,000 was raised in August 2004 from the private placement of unregistered Series E preferred stock. In addition, the Company issued common stock under an equity line of credit of $86,362 and $416,366 for the years ended March 31, 2004 and 2003 respectively. An additional $100,000 was raised in December 2002 from a private placement of unregistered restricted common stock. The Company historically has generated sufficient cash flow to support its operations mainly from issuances of debt and equity securities. The Company anticipates additional issuances of debt and/or equity. The viability of the Company is dependent upon future revenues and additional issuances of equity.

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

MARCH 31, 2005 AND 2004

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

MARCH 31, 2005 AND 2004

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

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), "Share Based Payment". SFAS No. 123(R) is a revision to SFAS No. 123. SFAS No. 123(R) requires the Company to recognize the cost of employee services received in exchange for awards of stock options based on the grant date fair value of those awards. The statement is effective for the interim reporting period that begins January 1, 2006.

Concentration of Credit Risk

The Company places most of temporary cash investments with financial institutions and may exceed the FDIC limit. The Company has not experienced any losses to date resulting from this policy.

CYBER DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2005 AND 2004

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

Note 2 - Inventories

Inventories consist of the following at March 31:

	2005	2004
Raw materials	$492,918	$515,918
Finished goods	33,657	66,657
	$526,575	$582,575

For the year ended March 31, 2005, the Company has provided a valuation allowance of $56,000 against its inventory.

Note 3 - Property and Equipment

Major classes of property and equipment consist of the following at March 31:
	2005	2004	Useful Lives
Machinery and equipment	$339,394	$339,394	5 years
Furniture and fixtures	64,355	64,355	7 years
Leasehold improvements	4,786	4,786	Lease term
	408,535	408,535
Less: Accumulated depreciation	402,224	401,784
	$6,311	$6,751

Note 4 - Other Assets

Other assets consist of various security deposits.

CYBER DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2005 AND 2004

Note 5 - Officer/ Shareholder Loans Payable

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

During the 2005 fiscal year the Company received additional advances from J.C. Chatpar in the amount of $209,000. During the 2004 fiscal year the Company received additional advances from J.C. Chatpar and a shareholder in the total amount of $305,700. These additional advances bear the same interest rate as the promissory note, are unsecured and are due on demand. Interest expense for the years ended March 31, 2005, 2004 and 2003 was $86,855, $59,072 and $34,992 respectively.

Note 6 - Line of Credit

During July 2001, the Company secured a $6,000,000 equity line of credit. The line allows for the Company to take advances a maximum of twenty-four times during the thirty-month term of the agreement. The maximum amount of each draw down is $250,000. For the year ended March 31, 2004, the Company utilized approximately $86,000 of this equity line. As of March 31, 2004, the entire equity line has expired.

Note 7 - Earnings (Loss) Per Share

Earnings per share ("EPS") has been computed and presented pursuant to the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share.

	2005	2004
Net Loss	$(417,360)	$(404,588)
Dividends paid on Preferred Stock	7,292	0
Income Available to Common Shareholders	$(424,652)	$(404,588)
Weighted Average Common Shares Outstanding	22,326,542	22,182,551
Basic EPS	$(.02)	$(.02)
Diluted EPS	$(.02)	$(.02)

Diluted earnings per share does not include any stock warrants, options, or convertible preferred stock as the inclusion of these items would be antidilutive to earnings per share.

Note 8 - Common Stock Transactions

During the year ended March 31, 2004 the Company issued 348,255 shares of common stock under the equity line of credit.

CYBER DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2005 AND 2004

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

CYBER DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2005 AND 2004

Note 9 - Stock Option Plans (continued)

In addition to these plans, the Company has issued non-qualified stock options and warrants upon the approval by the Board of Directors. Such options and warrants are granted at 100% of fair market value on the date of the grant. Information with respect to non-qualified stock options and warrants is summarized as follows:

	Price	Shares
Outstanding, April 1, 2004	$0.15 to $6.00	12,599,268
Canceled	$0.40 to $6.00	(103,500)
Granted	$0.10 to $0.25	1,090,000
Outstanding, March 31, 2005		13,585,768

A summary of options and warrants as of March 31, 2005 follows:
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at 3/31/05	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable as of 3/31/05	Weighted Average Exercise Price
$ .10 to $1.50	$ 5,455,768	6.77	$ 0.17	$ 5,455,768	$ 0.17
$ .40 to $1.50	6,040,000	2.55	0.56	4,877,500	0.59
$2.43 to $3.00	1,230,000	3.72	2.68	1,230,000	2.68
$4.00 to $5.15	760,000	0.27	4.45	760,000	4.45
$5.70 to $6.00	100,000	1.17	6.00	100,000	6.00
	$ 13,585,768	4.21	$ 0.85	$ 12,423,268	$ 0.89

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

The following assumptions were employed to estimate the fair value of stock options granted:

	Fiscal Years Ended March 31,
	2005	2004
Expected dividend yield	0.00%	0.00%
Expected price volatilities	150%	23.00%
Risk-free interest rate	2.65%	1.20%
Expected life (years)	5	5

CYBER DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2005 AND 2004

Note 9 - Stock Option Plans (continued)

For pro forma purposes, the estimated fair value of the Company's stock options is amortized over the options' vesting period. The Company pro forma information follows:
	2005	2004
Weighted average fair value of
Options granted	$0.01	$0.01
Net Loss
As reported	$(417,360)	$(404,588)
Pro Forma	(441,463)	(443,080)
Net Loss Per Share
As reported
Basic	$(.02)	$(.02)
Diluted	$(.02)	$(.02)
Pro Forma
Basic	$(.02)	$(.02)
Diluted	$(.02)	$(.02)

Note 10 - Convertible, Cumulative and Participating Preferred Stock

In August 2004, the Company issued 50 shares of Series E convertible preferred stock and 50,000 warrants to purchase common stock in a private placement. The Series E preferred stock is entitled to receive a cumulative annual dividend equal to 25% of the Series E issue price. The dividend shall be payable in cash or in shares of the Company upon conversion or at the end of the three year term. Accrued dividend payable on the Series E preferred stock was $7,292 at March 31, 2005.

The Series E preferred stock is convertible from August 2005 through August 2007. The conversion price is the lesser of $2.00 or the variable conversion price as defined, but not less than $0.20.

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

CYBER DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2005 AND 2004

Note 10 - Convertible, Cumulative and Participating Preferred Stock (continued)

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

Note 11 - Income Taxes

The Company has net operating loss carryforwards for tax purposes amounting to approximately $12.4 million that may be offset against future taxable income which expire through 2025.

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

The change in the deferred tax asset (as well as the valuation account) was approximately $105,000 and $132,000 for the fiscal years ended March 31, 2005 and 2004, respectively.

CYBER DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2005 and 2004

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

Operating Leases

The Company leases space under a noncancelable operating lease in Hauppauge, New York. This lease is for a five-year period and expires on May 31, 2009. This location is the Company's executive offices and operations. Rent expense was $55,481 and $71,516 for the years ended March 31, 2005 and 2004, respectively.

The Company also has noncancelable operating leases for vehicles and equipment. The monthly rental is $835. The amount charged to expense was $10,484 and $12,775 for the years ended March 31, 2005 and 2004, respectively.

CYBER DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2005 AND 2004

Note 12 - Commitments and Contingencies (continued)

Operating Leases (continued)

Future minimum rentals are as follows:

For years ending	March 31, 2006	$58,220
	March 31, 2007	$58,220
	March 31, 2008	$58,220
	March 31, 2009	$58,220
	March 31, 2010	$15,703

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

The Company is a defendant in an action arising from an alleged improper termination of a licensing and lease agreement with Cummings Properties, LLC. In June 2003, this action was settled. The settlement requires the Company to pay $28,223 over 36 months. The settlement bears interest at 15%. The Company has charged the cost of the settlement to other expense for the year ended March 31, 2003. The balance of the settlement payable at March 31, 2005 was $16,845.

Note 13 - Foreign Operations

During the fiscal year ended March 31, 1998, the Company formed a wholly owned subsidiary, Cyber Digital (India) Private Limited, under the rules and regulations of the government of India. The subsidiary has not begun operations and has no assets as of March 31, 2005 and 2004.

During the fiscal year ended March 31, 2002, the Company financed a wholly owned subsidiary, Cyber Digital (Nigeria) Ltd. under the rules and regulations of the government of Nigeria. The subsidiary has not begun operations and has no assets as of March 31, 2005 and 2004.

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