Form 10QSB
period 2005-06-30
CYBER DIGITAL INC
filed 2005-08-11
CIK 721295

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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

Yes [X]	No [_]

The number of shares of stock outstanding at August 10, 2005: 22,326,542 shares of Common Stock; par value $.01 per share.

	CYBER DIGITAL, INC.
	BALANCE SHEETS

	June 30, 2005	March 31, 2005
ASSETS	(Unaudited)	(Audited)

Current Assets
Cash and cash equivalents	$3,216	$16,082
Inventories	526,575	526,575
Prepaid and other current assets	36,175	35,175
Total Current Assets	565,966	577,832

Property and Equipment, net
Equipment	$341,588	$339,394
Furniture and Fixtures	64,355	64,355
Leasehold Improvements	4,786	4,786
	$410,729	$408,535
Accumulated depreciation	402,296	402,224
Total Property and Equipment	$8,433	$6,311

Other Assets	26,374	26,374

TOTAL ASSETS	$600,773	$610,517

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable, accrued expenses, and taxes	$227,004	$226,487
Accrued interest	204,657	179,476
Officer/ shareholder notes payable	936,300	881,300
Accrued dividend payable	10,417	7,292
Settlement payable-current portion	10,886	14,262
Total Current Liabilities	1,389,264	1,308,817

Long Term Debt
Settlement payable	2,583	2,583

Total Liabilities	1,391,847	1,311,400

Commitments and Contingencies

Shareholders' Equity (Deficit)
Preferred stock - $.05 par value; cumulative, convertible and
Participating; authorized 10,000,000 shares
Series C; issued and outstanding - 310 shares at
June 30, 2005 and March 31, 2005	16	16
Series E; issued and outstanding -50 shares at
June 30, 2005 and March 31, 2005	3	3
Common stock - $.01 par value; authorized 60,000,000 shares;
issued and outstanding 22,326,542 and 22,326,542
shares at June 30, 2005 and March 31, 2005, respectively	223,266	223,266
Additional paid-in-capital	18,886,737	18,866,737
Accumulated deficit	(19,881,096)	(19,790,905)
Total Shareholders' Equity (Deficit)	(791,074)	(700,883)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$600,773	$610,517

The accompanying notes are an integral part of these statements.

	CYBER DIGITAL, INC.
	STATEMENTS OF OPERATIONS
	(Unaudited)
	Three months ended June 30,
	2005	2004

Net Sales	$0	$0

Cost of Sales	0	0

Gross Profit	0	0

Operating Expenses
Selling, general and administrative expenses	$55,542	$45,183
Research and development	5,769	5,769

Total Operating Expenses	61,311	50,952

Loss from Operations	(61,311)	(50,952)

Other Income (Expense)
Interest expense	(25,750)	(19,994)
Other expense	0	0

Total Other Income (Expense)	(25,750)	(19,994)

Net Loss	(87,061)	(70,866)

Preferred Stock Dividend	3,125	0

Income Available to Common Shareholders	$(90,186)	$(70,946)

Net Loss Per Share of Common Stock

Loss from Operations - Basic	$(.004)	$(.003)
Diluted	$(.004)	$(.003)

Net Loss - Basic	$(.004)	$(.003)
Diluted	$(.004)	$(.003)

Weighted average number of common shares outstanding	22,326,542	22,326,542

The accompanying notes are an integral part of these statements.

	CYBER DIGITAL, INC.
	STATEMENTS OF CASH FLOWS
	(Unaudited)
	Three months ended, June 30,
	2005	2004

Cash Flows from Operating Activities
Net loss	$(87,061)	$(70,946)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	71	210
Amortization	0	0
(Increase) decrease in operating assets:
Prepaid expenses	(1,000)	0
Increase (decrease) in operating liabilities:
Accounts payable, accrued expenses and taxes	25,694	13,483
Settlement payable	(3,376)	(1,234)

Net Cash Used in Operating Activities	(65,672)	(58,487)

Cash Flows from Investing Activities
Purchase of equipment	$(2,194)	$0

Net Cash Used in Investing Activities	$(2,194)	$0

Cash Flows from Financing Activities
Issuance of common stock	$0	$0
Proceeds from officer/ shareholder loan	55,000	30,000

Net Cash Provided by Financing Activities	55,000	30,000

Net Increase (Decrease) in Cash and Cash Equivalents	(12,866)	(28,487)

Cash and Cash Equivalents at Beginning of Period	16,082	29,990

Cash and Cash Equivalents at End of Period	$3,216	$1,503

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Income taxes	$0	$0

The accompanying notes are an integral part of these statements.

CYBER DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending March 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB, for the year ended March 31, 2005.

NOTE 2 INVENTORIES

Inventory of purchased parts for eventual resale to customers are valued at the lower of cost or market, as determined by the first-in, first-out (FIFO) method and consisted of the following:

	June 30, 2005	March 31, 2005
Raw Materials	$492,918	$492,918
Finished Goods	33,657	33,657
	$526,575	$526,575

PART 1

ITEM 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Statements contained in this Report on Form 10-QSB that are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including without limitation, statements regarding industry trends, strategic business development, pursuit of new markets, competition, results from operations, and are subject to the safe harbor provisions created by that statute. A forward-looking statement may contain words such as "intends", "plans", "anticipates", "believes", "expect to", or words of similar import. Management cautions that forward-looking statements are subject to risks and uncertainties that could cause the Company's actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, marketing success, product development, production, technological difficulties, manufacturing costs, changes in economic conditions, competition, the ability to obtain financing on acceptable terms, future profitability, future profitability of acquired businesses or product lines, and those included in our company's Annual Report of Form 10KSB for the fiscal year ended March 31, 2005. Our company undertakes no obligation to release revisions to forward-looking statements to reflect subsequent events, changed circumstances, or the occurrence of unanticipated events.

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

Results of Operations

For Three Months Ended June 30, 2005

Net sales

Net sales for the quarter ended June 30, 2005 was $0 as compared to $0 for the quarter ended June 30, 2004. We are in early stages of developing the UNE-P migration services market in the U.S. due to newness of the market. We were waiting for the FCC's deregulation policies on local voice and data switching in order to enter this lucrative market with our systems.

Gross profit

We include in our cost of sales the materials and labor used, subcontractor costs and overhead incurred in the manufacture of our systems as well as any change in the valuation of our inventory, which was $0 and $0 for quarters ended June 30, 2005 and 2004, respectively.

Selling, general and administrative

Selling, general and administrative expenses increased from $45,183 in quarter ended June 30, 2004 to $55,542 in quarter ended June 30, 2005, representing an increase of $10,359 or approximately 23%, principally due to capital constraints to enter the U.S. market.

Research and development

Research and development expenses remained unchanged at $5,769 for quarters ended June 30, 2005 and 2004, principally due to capital constraints. All development costs are expensed in the period incurred.

Net Income (loss) from operations

Net loss from operations in quarter ended June 30, 2005 was $(87,061) or $(.004) per share as compared with a loss of $(70,946) or $(.003) per share in quarter ended June 30, 2004.

Net income (loss) available to Common Stockholders

Preferred stock dividend was $3,125 and $0 in quarter ended June 30, 2005 and 2004, respectively. As a result of the foregoing, the net loss available to common stockholders in quarter ended June 30, 2005 was $(90,186) or $(.004) per share as compared to a net loss of $(70,946) or $(.003) per share in quarter ended June 30, 2004.

Liquidity and Capital Resources

Our ability to generate cash adequate to meet our needs results primarily from sale of preferred and common stock, cash flow from operations and cash advances in the form of loan from our Chief Executive Officer and a shareholder. Total working capital decreased by $92,314 to $(823,299) at June 30, 2005 from $(730,985) at March 31, 2005. The current ratio of current assets to current liabilities decreased to 0.41 to 1 as at June 30, 2005 from 0.44 to 1 as at March 31, 2005. Current levels of inventory are adequate to meet sales for a few months. We believe that our current sources of liquidity are insufficient to meet our needs. We need to obtain funds to pursue the domestic market. We have no off-balance sheet arrangements.

As of the quarter ended June 30, 2005, our company has received cash advances of $ 759,300 and $177,000 from our Chief Executive Officer and a shareholder, respectively.

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

ITEM 3. Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of such period, our disclosure controls and procedures were designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms. In addition, based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-QSB.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
  Exhibits
    Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
    Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant for the three months ended June 30, 2005.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: August 10, 2005	CYBER DIGITAL, INC

By: /s/ J.C. Chatpar Chairman of the Board, President Chief Executive Officer and Chief Financial Officer