Form 10QSB
period 2005-09-30
CYBER DIGITAL INC
filed 2005-11-01
CIK 721295

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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

Yes [X]	No [_]

The number of shares of stock outstanding at October 31, 2005: 22,326,542 shares of Common Stock; par value $.01 per share.

CYBER DIGITAL, INC.
BALANCE SHEETS

	September 30, 2005	March 31, 2005
ASSETS	(Unaudited)	(Audited)

Current Assets
Cash and cash equivalents	$15,545	$16,082
Inventories	526,575	526,575
Prepaid and other current assets	36,175	35,175
Total Current Assets	578,295	577,832

Property and Equipment, net
Equipment	$341,588	$339,394
Furniture and Fixtures	64,355	64,355
Leasehold Improvements	4,786	4,786
	$410,729	$408,535
Accumulated depreciation	402,367	402,224
Total Property and Equipment	$8,362	$6,311

Other Assets	36,374	26,374

TOTAL ASSETS	$623,031	$610,517

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable, accrued expenses, and taxes	$238,000	$226,487
Accrued interest	231,132	179,476
Officer/ shareholder notes payable	1,018,300	881,300
Accrued dividend payable	13,568	7,292
Settlement payable-current portion	9,970	14,262
Total Current Liabilities	1,510,970	1,308,817

Long Term Debt
Settlement payable	0	2,583

Total Liabilities	1,510,970	1,311,400

Commitments and Contingencies

Shareholders' Equity (Deficit)
Preferred stock - $.05 par value; cumulative, convertible and
Participating; authorized 10,000,000 shares
Series C; issued and outstanding - 310 shares at
September 30, 2005 and March 31, 2005	16	16
Series E, issued and outstanding - 50 shares at
September 30, 2005 and March 31, 2005, respectively	3	3
Common stock - $.01 par value; authorized 60,000,000 shares;
issued and outstanding 22,326,542 and 22,326,542
shares at September 30, 2005 and March 31, 2005, respectively	223,266	223,266
Additional paid-in-capital	18,866,737	18,866,737
Accumulated deficit	(19,977,961)	(19,790,905)
Total Shareholders' Equity (Deficit)	(887,939)	(700,883)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$623,031	$610,517

The accompanying notes are an integral part of these statements.

CYBER DIGITAL, INC.
STATEMENTS OF OPERATIONS
(Unaudited)
	Three months ended September 30,
	2005	2004

Net Sales	$0	$0

Cost of Sales	0	0

Gross Profit	0	0

Operating Expenses
Selling, general and administrative expenses	$61,025	$63,600
Research and development	5,769	6,731

Total Operating Expenses	66,794	70,331

Loss from Operations	(66,794)	(70,331)

Other Income (Expense)
Interest expense	(26,921)	(21,941)
Other expense	0	0

Total Other Income (Expense)	(26,921)	(21,941)

Net Loss	(93,715)	(92,272)

Preferred Stock Dividend	3,151	0

Income Available to Common Shareholders	$(96,866)	$(92,272)

Net Loss Per Share of Common Stock

Loss from Operations - Basic	$(.004)	$(.004)
Diluted	$(.004)	$(.004)

Net Loss - Basic	$(.004)	$(.004)
Diluted	$(.004)	$(.004)

Weighted average number of common shares outstanding	22,326,542	22,326,542

The accompanying notes are an integral part of these statements.

CYBER DIGITAL, INC.
STATEMENTS OF OPERATIONS
(Unaudited)
	Six months ended September 30,
	2005	2004

Net Sales	$0	$0

Cost of Sales	0	0

Gross Profit	0	0

Operating Expenses
Selling, general and administrative expenses	$116,567	$108,783
Research and development	11,538	12,500

Total Operating Expenses	128,105	121,283

Loss from Operations	(128,105)	(121,283)

Other Income (Expense)
Interest expense	(52,671)	(41,935)
Other expense	0	0

Total Other Income (Expense)	(52,671)	(41,935)

Net Loss	(180,776)	(163,218)

Preferred Stock Dividend	6,276	0

Income Available to Common Shareholders	$(187,052)	$(163,218)

Net Loss Per Share of Common Stock

Loss from Operations - Basic	$(.008)	$(.007)
Diluted	$(.008)	$(.007)

Net Loss - Basic	$(.008)	$(.007)
Diluted	$(.008)	$(.007)

Weighted average number of common shares outstanding	22,326,542	22,326,542

The accompanying notes are an integral part of these statements.

CYBER DIGITAL, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)
	Six months ended, September 30,
	2005	2004

Cash Flows from Operating Activities
Net loss	$(180,776)	$(163,218)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	142	263
Amortization	0	0
(Increase) decrease in operating assets:
Prepaid expenses	(1,000)	0
Other assets	(10,000)	0
Increase (decrease) in operating liabilities:
Accounts payable, accrued expenses and taxes	63,166	34,306
Settlement payable	(6,875)	(4,265)

Net Cash Used in Operating Activities	(135,343)	(132,914)

Cash Flows from Investing Activities
Purchase of equipment	$(2,194)	$0

Net Cash Used in Investing Activities	$(2,194)	$0

Cash Flows from Financing Activities
Issuance of preferred stock	$0	$50,000
Proceeds from officer/ shareholder loan	137,000	69,000

Net Cash Provided by Financing Activities	137,000	119,000

Net Increase (Decrease) in Cash and Cash Equivalents	(537)	(13,914)

Cash and Cash Equivalents at Beginning of Period	16,082	29,990

Cash and Cash Equivalents at End of Period	$15,545	$16,076

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Income taxes	$0	$0

The accompanying notes are an integral part of these statements.

CYBER DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending March 31, 2006. For further information, refer to the financial statements and footnotes thereto included in our company's Form 10-KSB, for the year ended March 31, 2005.

NOTE 2 - INVENTORIES

Inventory of purchased parts for eventual resale to customers are valued at the lower of cost or market, as determined by the first-in, first-out (FIFO) method and consisted of the following:

	September 30, 2005	March 31, 2005
Raw Materials	$492,918	$492,918
Finished Goods	33,657	33,657
	$526,575	$526,575

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

Overview

We are a designer, software developer, manufacturer and seller of a range of unique distributed digital-voice-switching infrastructure equipment for public switched-voice-network operators worldwide. We are also a software developer, systems integrator and seller of high-performance Internet infrastructure systems, such as soft-switches, routers, gateways, firewalls and servers for Internet service providers to create digital broadband services, voice-over Internet protocol (VoIP) services, and virtual private networks (VPN) services. With our latest generation of switching systems, we can offer affordable voice and broadband data local switching services to competitive service providers (CSPs) such as competitive local exchange carriers (CLECs), long distance carriers (LDCs) and Internet service providers (ISPs). Our new mission is to become a leading alternative local switching service provider to competitive service providers by deploying our local voice and broadband data switching infrastructure systems in the United States. We expect to generate recurring revenues from wholesaling our local voice and broadband data services to competitive service providers at affordable rates. We believe that we are one of the first companies to offer such services.

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

Beginning March 2005, the U.S. Federal Communications Commission (FCC) decided to phase out UNE-P rules that forced the Bells to lease local switching networks to its competitors (CSPs) at cut-rate prices. This ruling favors us to evolve as an alternative local switching network provider, that is as an UNE-P migration service provider, to these CSPs for Mass Market Local Circuit Switching and High-Capacity Loops for broadband markets. FCC further rules that CSPs must move all customers to non-Bell networks by March 2006. Today, CSPs lease 17 million lines for $4.5 billion per year from the Bells, creating an immediate market opportunity for us. Morover, the Bells own 163 million lines creating a huge migration services opportunity for many years to come. We intend to be one of the first companies to offer such UNE-P migration services to CSPs by deploying our local voice and broadband data switching infrastructure systems in the U.S., beginning with New York Metro in partnership with Level 3 Communications. Under an agreement, Level 3 will provide for voice and data termination services to all traffic generated on our local switching systems. We will wholesale our UNE-P migration services to CSPs at affordable rates on recurring basis for local, long distance and international calls as well as broadband Internet access and virtual private network (VPN) services.

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

Results of Operations

For Three Months Ended September 30, 2005

Net sales

Net sales for the quarter ended September 30, 2005 was $0 as compared to $0 for the quarter ended September 30, 2004. We are in early stages of developing the UNE-P migration services market in the U.S. due to newness of the market. We were waiting for the FCC's deregulation policies on local voice and data switching in order to enter this lucrative market with our systems.

Gross profit

We include in our cost of sales the materials and labor used, subcontractor costs and overhead incurred in the manufacture of our systems as well as any change in the valuation of our inventory, which was $0 and $0 for quarter ended September 30, 2005 and 2004, respectively.

Selling, general and administrative

Selling, general and administrative expenses decreased from $63,600 in quarter ended September 30, 2004 to $61,025 in quarter ended September 30, 2005, representing a decrease of $2,575 or approximately 4%, principally due to capital constraints to enter the U.S. market.

Research and development

Research and development expenses decreased from $6,731 in quarter ended September 30, 2004 to $5,769 in quarter ended September 30, 2005, representing a decrease of $962 or approximately 14%, principally due to capital constraints. All development costs are expensed in the period incurred.

Net income (loss) from operations

Net loss from operations in quarter ended September 30, 2005 was $(93,715) or $(.004) per share as compared with a loss of $(92,272) or $(.004) per share in quarter ended September 30, 2004.

Net income (loss) available to Common Stockholders

Preferred stock dividend was $3,151 and $0 in quarter ended September 30, 2005 and 2004, respectively. As a result of the foregoing, the net loss available to common stockholders in quarter ended September 30, 2005 was $(96,866) or $(.004) per share as compared to a net loss of $(92,272) or $(.004) per share in quarter ended September 30, 2004.

For Six Months Ended September 30, 2005

Net sales

Net sales for the period ended September 30, 2005 was $0 as compared to $0 for the period ended September 30, 2004. We are in early stages of developing the UNE-P migration services market in the U.S. due to newness of the market. We were waiting for the FCC's deregulation policies on local voice and data switching in order to enter this lucrative market with our systems.

Gross profit

We include in our cost of sales the materials and labor used, subcontractor costs and overhead incurred in the manufacture of our systems as well as any change in the valuation of our inventory, which was $0 and $0 for period ended September 30, 2005 and 2004, respectively.

Selling, general and administrative

Selling, general and administrative expenses increased from $108,783 in period ended September 30, 2004 to $116,567 in period ended September 30, 2005, representing an increase of $7,784 or approximately 7%, principally due to increase in rent, utilities and medical insurance expenses. Yet, we are limited by capital constraints to enter the U.S. market.

Research and development

Research and development expenses decreased from $12,500 in period ended September 30, 2004 to $11,538 in period ended September 30, 2005, representing a decrease of $962 or approximately 8%, principally due to capital constraints. All development costs are expensed in the period incurred.

Net income (loss) from operations

Net loss from operations in period ended September 30, 2005 was $(180,776) or $(.008) per share as compared with a loss of $(163,218) or $(.007) per share in period ended September 30, 2004.

Net income (loss) available to Common Stockholders

Preferred stock dividend was $6,276 and $0 in period ended September 30, 2005 and 2004, respectively. As a result of the foregoing, the net loss available to common stockholders in period ended September 30, 2005 was $(187,052) or $(.008) per share as compared to a net loss of $(163,218) or $(.007) per share in period ended September 30, 2004.

Liquidity and Capital Resources

Our ability to generate cash adequate to meet our needs results primarily from sale of preferred and common stock, cash flow from operations and cash advances in the form of loan from our Chief Executive Officer and a shareholder. Total working capital decreased by $201,690 to $(932,675) at September 30, 2005 from $(730,985) at March 31, 2005. The current ratio of current assets to current liabilities decreased to 0.38 to 1 as at September 30, 2005 from 0.44 to 1 as at March 31, 2005. Current levels of inventory are adequate to meet sales for a few months. We believe that our current sources of liquidity are insufficient to meet our needs. We need to obtain additional funds to pursue the domestic markets. We have no off-balance sheet arrangements.

As of the period ended September 30, 2005, our company has received cash advances of $841,300 and $177,000 from our Chief Executive Officer and a shareholder, respectively.

On September 2, 2005, we entered into definitive agreements with Dutchess Private Equities Fund, L.P., a Delaware limited partnership. The agreements include an Investment Agreement and a Registration Rights Agreement. Under the Investment Agreement, Dutchess can invest up to $10,000,000 to purchase common stock at a 5% discount to market price pursuant to put notices by our company. This agreement effectively provides an equity line of credit to be drawn upon at our discretion. Under the Registration Rights Agreement, we agreed to use commercially reasonable efforts to register all the shares that could be issued pursuant to the Investment Agreement within ninety (90) days of the execution of the agreements. We will be unable to access the funds until a registration statement is effective. We hope to use these funds, if any, to support both our long term and short term capital needs as well as possible financing for acquisitions.

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

PART II

ITEM 1 - Legal Proceedings

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A). Exhibits

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

B). Reports on Form 8-K

On September 7, 2005, a current report on Form 8-K was filed by the Registrant for the three months ended September 30, 2005, as Item 1.01 Entry into a Material Definitive Agreement, regarding definitive agreements with Dutchess Private Equities Fund. L.P., a Delaware corporation. The agreements include an Investment Agreement and a Registration Rights Agreement.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: October 31, 2005	CYBER DIGITAL, INC

By: /s/ J.C. Chatpar Chairman of the Board, President Chief Executive Officer and Chief Financial Officer