Form 10QSB
period 2005-12-31
CYBER DIGITAL INC
filed 2006-01-31
CIK 721295

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2005

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

Yes [X]	No [_]

The number of shares of stock outstanding at January 30, 2006: 22,326,542 shares of Common Stock; par value $.01 per share.

CYBER DIGITAL, INC.
BALANCE SHEETS

	December 31, 2005	March 31, 2005
ASSETS	(Unaudited)	(Audited)

Current Assets
Cash and cash equivalents	$2,757	$16,082
Inventories	526,575	526,575
Prepaid and other current assets	36,175	35,175
Total Current Assets	565,507	577,832

Property and Equipment, net
Equipment	$341,588	$339,394
Furniture and Fixtures	64,355	64,355
Leasehold Improvements	4,786	4,786
	$410,729	$408,535
Accumulated depreciation	402,433	402,224
Total Property and Equipment	$8,296	$6,311

Other Assets	36,374	26,374

TOTAL ASSETS	$610,177	$610,517

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable, accrued expenses, and taxes	$221,208	$226,487
Accrued interest - shareholders	260,144	179,476
Officer/ shareholder notes payable	1,083,300	881,300
Accrued dividend payable	16,693	7,292
Settlement payable-current portion	6,386	14,262
Total Current Liabilities	1,587,731	1,308,817

Long Term Debt
Settlement payable	0	2,583

Total Liabilities	1,587,731	1,311,400

Commitments and Contingencies

Shareholders' Equity (Deficit)
Preferred stock - $.05 par value; cumulative, convertible and
Participating; authorized 10,000,000 shares
Series C; issued and outstanding 310 shares at
December 31, 2005 and March 31, 2005	16	16
Series E, issued and outstanding - 50 shares at
December 31, 2005 and March 31, 2005, respectively	3	3
Common stock - $.01 par value; authorized 60,000,000 shares;
issued and outstanding 22,326,542 and 22,326,542
shares at December 31, 2005 and March 31, 2005, respectively	223,266	223,266
Additional paid-in-capital	18,866,737	18,866,737
Accumulated deficit	(20,067,576)	(19,790,905)
Total Shareholders' Equity (Deficit)	(977,554)	(700,883)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$610,177	$610,517

The accompanying notes are an integral part of these statements.

CYBER DIGITAL, INC.
STATEMENTS OF OPERATIONS
(Unaudited)
	Three months ended December 31,
	2005	2004

Net Sales	$0	$0

Cost of Sales	0	0

Gross Profit	0	0

Operating Expenses
Selling, general and administrative expenses	$57,118	$57,809
Research and development	0	5,769

Total Operating Expenses	57,118	63,578

Loss from Operations	(57,118)	(63,578)

Other Income (Expense)
Interest expense	(29,372)	(19,126)
Other expense	0	0

Total Other Income (Expense)	(29,372)	(19,126)

Net Loss	(86,490)	(82,704)

Preferred Stock Dividend	3,125	0

Income Available to Common Shareholders	$(89,615)	$(82,704)

Net Loss Per Share of Common Stock

Loss from Operations - Basic	$(.004)	$(.004)
Diluted	$(.004)	$(.004)

Net Loss - Basic	$(.004)	$(.004)
Diluted	$(.004)	$(.004)

Weighted average number of common shares outstanding	22,326,542	22,326,542

The accompanying notes are an integral part of these statements.

CYBER DIGITAL, INC.
STATEMENTS OF OPERATIONS
(Unaudited)
	Nine months ended December 31,
	2005	2004

Net Sales	$0	$0

Cost of Sales	0	0

Gross Profit	0	0

Operating Expenses
Selling, general and administrative expenses	$173,685	$166,592
Research and development	11,538	18,269

Total Operating Expenses	185,223	184,861

Loss from Operations	(185,223)	(184,861)

Other Income (Expense)
Interest expense	(82,043)	(61,061)
Other expense	0	0

Total Other Income (Expense)	(82,043)	(61,061)

Net Loss	(267,266)	(245,922)

Preferred Stock Dividend	9,401	0

Income Available to Common Shareholders	$(276,667)	$(245,922)

Net Loss Per Share of Common Stock

Loss from Operations - Basic	$(.012)	$(.011)
Diluted	$(.012)	$(.011)

Net Loss - Basic	$(.012)	$(.011)
Diluted	$(.012)	$(.011)

Weighted average number of common shares outstanding	22,326,542	22,326,542

The accompanying notes are an integral part of these statements.

CYBER DIGITAL, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine months ended, December 31,
	2005	2004

Cash Flows from Operating Activities
Net loss	$(267,266)	$(245,922)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	208	334
Amortization	0	0
(Increase) decrease in operating assets:
Prepaid expenses	(1,000)	0
Other assets	(10,000)	0
Increase (decrease) in operating liabilities:
Accounts payable, accrued expenses and taxes	75,385	52,666
Settlement payable	(10,458)	(7,407)

Net Cash Used in Operating Activities	(213,131)	(200,329)

Cash Flows from Investing Activities
Purchase of equipment	$(2,194)	$0

Net Cash Used in Investing Activities	$(2,194)	$0

Cash Flows from Financing Activities
Issuance of preferred stock	$0	$50,000
Proceeds from officer/ shareholder loan	202,000	139,000

Net Cash Provided by Financing Activities	202,000	189,000

Net Increase (Decrease) in Cash and Cash Equivalents	(13,325)	(11,329)

Cash and Cash Equivalents at Beginning of Period	16,082	29,990

Cash and Cash Equivalents at End of Period	$2,757	$18,661

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Income taxes	$0	$531
Supplemental Disclosures of Non-Cash Financing Activities
Accrued shareholder interest	$80,951	$58,355

The accompanying notes are an integral part of these statements.

CYBER DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year ending March 31, 2006. For further information, refer to the financial statements and footnotes thereto included in our company's Form 10-KSB, for the year ended March 31, 2005.

NOTE 2 INVENTORIES

Inventory of purchased parts for eventual resale to customers are valued at the lower of cost or market, as determined by the first-in, first-out (FIFO) method and consisted of the following:

	December 31, 2005	March 31, 2005
Raw Materials	$492,918	$492,918
Finished Goods	33,657	33,657
	$526,575	$526,575

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

Overview

We are a designer, software developer and manufacturer of a range of distributed digital-voice-switching and Internet Protocol (IP) infrastructure systems such as Class 4/5 TDM switches, IP soft-switches, routers, gateways, firewalls, voice-over IP (VoIP) and virtual private network (VPN) systems. In 2005, Federal Communications Commission (FCC) phased-out UNE-P rules that forced the Bells to lease local switching networks to its competitors at cut-rate prices. These competitors are competitive local exchange carriers (CLECs) and Internet service providers (ISPs), who are mandated to transition off to other local voice and broadband switching infrastructure instead of using the Bells' local switching networks. This ruling favor us to evolve as an alternate local switching network provider, that is as an UNE-P migration provider, to these CLECs and ISPs for Mass Market Local Circuit Switching and High-Capacity Loops for broadband markets. Our new mission is to become a leading service provider of UNE-P migration services to these CLECs and ISPs, preferably through acquisitions as well as by wholesaling our UNE-P migration services at affordable rates. We believe that the telecommunication service provision business will be rapidly consolidating in the next few years, especially in response to the FCC's UNE-P phase-out policy. Hence, it is imperative that we quickly acquire CLECs and ISPs that provide us with captive customer base, while simultaneously deploying our local digital switching and IP infrastructure systems for connectivity to the global network. We believe that we are at the threshold of local voice and data switching metamorphosis in the U.S.

Today, CLECs and ISPs lease 17 million lines for $4.5 billion per year from the Bells, creating an immediate opportunity for us to acquire certain CLECs and ISPs. Moreover, the Bells own 173 million lines creating a huge migration services opportunity for many years to come. We intend to be the first company to offer such UNE-P migration services to the acquired CLECs and ISPs by deploying our vast array of local voice and broadband data infrastructure systems. In anticipation of this, Cyber signed an agreement with Level 3 Communications who will provide for global voice and data termination services to all traffic generated on Cyber's local switching systems. Cyber will wholesale its UNE-P migration services to acquired CLECs and ISPs as well as to other CLECs and ISPs at affordable rates on recurring basis for local, long distance and international calls as well as broadband Internet access, VoIP and VPN services.

Our objective is to acquire those CLECs and ISPs who do not want to build their own local voice and broadband data switching facilities despite the FCC's UNE-P phase-out ruling. While these CLECs and ISPs are, generally, excellent marketing companies and have already established a customer base, they lack the technical and network engineering aspects of owning and maintaining local voice and data switching facilities. These companies in the past have totally relied on the Bells for their UNE-P (local switching) needs and currently, face erosion of their customer base due to UNE-P phase-out policy. We need to acquire rapidly as many small to medium sized CLECs and ISPs that are privately owned. Our objective is to roll-out our UNE-P migration services nationally.

We intend to acquire those CLECs and ISPs that are going to be accretive to our business. While we substantially reduce CLECs' and ISPs' cost of leasing local switching facilities and improve their profitability, they provide us with instant customer base. Since, we are expecting to invest heavily in building the local voice and data switching facilities, we expect to acquire CLECs and ISPs on mostly cashless basis. Acquired CLECs and ISPs will be 100% wholly owned subsidiaries of Cyber and treated as a separate business units. These entities will maintain their autonomy and retain all their current management and employees. However, there are no assurances and guarantees that we will be successful in acquiring any CLECs or ISPs.

There are numerous risks associated in such acquisitions. Improper and high valuation costs may limit us to offer cost effective services in certain markets, reducing our investment recovery period. Delays in building local voice and data switching facilities could reduce customer base or profitability. Adherence to strict corporate governance, scrutiny, accounting practices as set forth by Sarbanes Oxley Act for publicly held companies when applied to acquired CLECs or ISPs would increase our acquisition costs substantially on an on-going basis. Any management differences could cause further loss of revenues, greater investments and longer recovery of investments than contemplated. Our $10 million equity line of credit available for working capital purposes may be insufficient.

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

We intend to provide UNE-P migration services to CLECs and ISPs with our proven, intelligent, distributed voice switches and broadband systems that can be co-located in central offices as follows:

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

We believe that our CDCO, CTSX and CIAN systems are ideally suited for building local digital voice switching and broadband data networks that requires increased reliability, performance, scalability, interoperability, and flexibility. Due to the UNE-P Phase Out Policy, we believe that we are poised to be a premier UNE-P migration service provider to CLECs and ISPs because of our highly compact digital voice switches and broadband systems.

Results of Operations

For Three Months Ended December 31, 2005

Net sales

Net sales for the quarter ended December 31, 2005 was $0 as compared to $0 for the quarter ended December 31, 2004. We are in early stages of developing the UNE-P migration services market in the U.S. due to newness of the market. We were waiting for the FCC's deregulation policies on local voice and data switching in order to enter this lucrative market with our systems.

Gross profit

We include in our cost of sales the materials and labor used, subcontractor costs and overhead incurred in the manufacture of our systems as well as any change in the valuation of our inventory, which was $0 and $0 for quarter ended December 31, 2005 and 2004, respectively.

Selling, general and administrative

Selling, general and administrative expenses decreased from $57,809 in quarter ended December 31, 2004 to $57,118 in quarter ended December 31, 2005, representing a decrease of $691 or approximately 1%, principally due to capital constraints to enter the U.S. market.

Research and development

Research and development expenses decreased from $5,769 in quarter ended December 31, 2004 to $0 in quarter ended December 31, 2005, representing a decrease of $5,769 or approximately 100%, principally due to capital constraints. All development costs are expensed in the period incurred.

Net income (loss) from operations

Net loss from operations in quarter ended December 31, 2005 was $(86,490) or $(.004) per share as compared with a loss of $(82,704) or $(.004) per share in quarter ended December 31, 2004.

Net income (loss) available to Common Stockholders

Preferred stock dividend was $3,125 and $0 in quarter ended December 31, 2005 and 2004, respectively. As a result of the foregoing, the net loss available to common stockholders in quarter ended December 31, 2005 was $(89,615) or $(.004) per share as compared to a net loss of $(82,704) or $(.004) per share in quarter ended December 31, 2004.

For Nine Months Ended December 31, 2005

Net sales

Net sales for the period ended December 31, 2005 was $0 as compared to $0 for the period ended December 31, 2004. We are in early stages of developing the UNE-P migration services market in the U.S. due to newness of the market. We were waiting for the FCC's deregulation policies on local voice and data switching in order to enter this lucrative market with our systems.

Gross profit

We include in our cost of sales the materials and labor used, subcontractor costs and overhead incurred in the manufacture of our systems as well as any change in the valuation of our inventory, which was $0 and $0 for period ended December 31, 2005 and 2004, respectively.

Selling, general and administrative

Selling, general and administrative expenses increased from $166,592 in period ended December 31, 2004 to $173,685 in period ended December 31, 2005, representing an increase of $7,093 or approximately 4%, principally due to increase in rent, utilities and medical insurance expenses. Yet, we are limited by capital constraints to enter the U.S. market.

Research and development

Research and development expenses decreased from $18,269 in period ended December 31, 2004 to $11,538 in period ended December 31, 2005, representing a decrease of $6,731 or approximately 37%, principally due to capital constraints. All development costs are expensed in the period incurred.

Net income (loss) from operations

Net loss from operations in period ended December 31, 2005 was $(267,266) or $(.012) per share as compared with a loss of $(245,922) or $(.011) per share in period ended December 31, 2004.

Net income (loss) available to Common Stockholders

Preferred stock dividend was $9,401 and $0 in period ended December 31, 2005 and 2004, respectively. As a result of the foregoing, the net loss available to common stockholders in period ended December 31, 2005 was $(276,667) or $(.012) per share as compared to a net loss of $(245,922) or $(.011) per share in period ended December 31, 2004.

Liquidity and Capital Resources

Our ability to generate cash adequate to meet our needs results primarily from sale of preferred and common stock, cash flow from operations and cash advances in the form of loan from our Chief Executive Officer and a shareholder. Total working capital decreased by $291,239 to $(1,022,224) at December 31, 2005 from $(730,985) at March 31, 2005. The current ratio of current assets to current liabilities decreased to 0.36 to 1 as at December 31, 2005 from 0.44 to 1 as at March 31, 2005. Current levels of inventory are adequate to meet sales for a few months. We believe that our current sources of liquidity are insufficient to meet our needs. We need to obtain additional funds to pursue the domestic markets. We have no off-balance sheet arrangements.

As of the period ended December 31, 2005, our company has received cash advances of $906,300 and $177,000 from our Chief Executive Officer and a shareholder, respectively.

On September 2, 2005, we entered into definitive agreements with Dutchess Private Equities Fund, L.P., a Delaware limited partnership. The agreements include an Investment Agreement and a Registration Rights Agreement. Under the Investment Agreement, Dutchess can invest up to $10,000,000 to purchase common stock at a 5% discount to market price pursuant to put notices by our company. This agreement effectively provides an equity line of credit to be drawn upon at our discretion. Under the Registration Rights Agreement, we agreed to use commercially reasonable efforts to register all the shares that could be issued pursuant to the Investment Agreement within ninety (90) days of the execution of the agreements. As of December 9, 2005, we are able to access the funds under the equity line of credit since the registration statement was declared effective pursuant to section 8(a) of the Securities Act of 1933, as amended. We hope to use these funds, if any, to support both our long term and short term capital needs as well as to finance possible acquisitions of CLECs and ISPs.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A). Exhibits

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

B). Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant for the three months ended December 31, 2005.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: January 30, 2006	CYBER DIGITAL, INC

By: /s/ J.C. Chatpar Chairman of the Board, President Chief Executive Officer and Chief Financial Officer