Form 10KSB
period 2006-03-31
CYBER DIGITAL INC
filed 2006-06-29
CIK 721295

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2006

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

As of June 22, 2006, Registrant had 22,336,542 shares of Common Stock outstanding ($.01 par value). On that Date, the aggregate market value of the Common Stock held by persons other than those who may be deemed affiliates of Registrant was $4,610,000 (based on the last sale price of $0.34 reported on over-the-counter market electronic bulletin board on such date).

Transitional Small Business Disclosure Format (check one):

Yes [_]	No [X]

PART 1

We have provided a glossary of terms for your convenience beginning on page 16.

ITEM 1 - DESCRIPTION OF BUSINESS

OVERVIEW

We are a designer, software developer and manufacturer of a range of unique distributed digital-voice-switching and Internet Protocol (IP) infrastructure equipment such as Class 4/5 TDM switches, IP soft-switches, routers, gateways, firewalls, voice-over IP (VoIP) and virtual private network (VPN) systems for public-switched-telephone-network (PSTN) operators and Internet Service Providers (ISP) worldwide. With our latest generation of software based switching systems, we can offer affordable voice and broadband data local switching services to competitive service providers (CSPs) such as competitive local exchange carriers (CLECs), long distance carriers (LDCs) and Internet service providers (ISPs). Our mission is to become (i) a leading alternative local switching service provider through acquisitions of competitive service providers in the United States, and (ii) a cost-effective supplier of our digital voice switches and broadband data equipment to developing countries such as India, China, Brazil, Russia and Nigeria. We expect to generate recurring revenues from the customer's of our acquired competitive service providers. We believe that we are one of the first companies to offer such services in the U.S.

Unlike our competitor's systems, our systems are neither labor nor capital intensive but are software intensive. This capability, in contrast to that of our competitor's, makes our systems more affordable for both voice and Internet service providers worldwide. Our digital voice switching and Internet Protocol (IP) infrastructure systems are based on our proprietary operating system software, which provides high performance, reliability and functionality. We believe that we are one of a very few companies in the world with proprietary technology of distributed digital switching. We have expended over $20 million dollars on the development of our rock solid proprietary state-of-the-art technology, which is built on 23 years of experience. Our systems are ideally suited for the U.S. pursuant to the recent FCC rulings.

Beginning March 2005, the U.S. Federal Communications Commission (FCC) decided to phase out UNE-P rules that forced the Bells to lease local switching networks to its competitors (CSPs) at cut-rate prices. This ruling favors us to evolve as an alternative local switching network provider, that is as an UNE-P migration service provider, to these CSPs for Mass Market Local Circuit Switching and High-Capacity Loops for broadband markets. FCC further rules that CSPs must move all customers to non-Bell networks by March 2006. Today, CSPs lease 17 million lines for $4.5 billion per year from the Bells, creating an immediate market opportunity for us to acquire certain CSPs. Morover, the Bells own 163 million lines creating a huge migration services opportunity for many years to come. We intend to be the first company to offer such UNE-P migration services to acquired CSPs by deploying our vast array of local voice and broadband data switching infrastructure systems. In anticipation of this, we signed an agreement with Level 3 Communications who will provide for global voice and data termination services to all traffic generated on our local switching systems. We will wholesale our UNE-P migration services to acquired CSPs as well as to other CSPs at affordable rates on recurring basis for local, long distance and international calls as well as broadband Internet access, VoIP and virtual private network (VPN) services.

We were formed on April 4, 1983, in the state of New York. Our executive offices are located at 400 Oser Avenue, Suite 1650, Hauppauge, NY 11788 and our telephone number is (631)-231-1200. Our Website is www.cyberdigitalinc.com.

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

In developed countries, such as the United States, the requisite voice network is already in place, hence the number of Internet users is growing at unprecedented rates. In developing countries such as China, India, Brazil and Nigeria, there is some or little basic voice network, leaving many of these nations struggling to take part in the Internet revolution.

The demand for Internet applications, such as distance learning, municipal virtual private networks and medical/emergency communications systems have induced developing countries to aggressively invest in communications infrastructure. These countries must first build a basic voice network, the platform of the Internet, before they can become part of this information revolution.

The following table shows projected four-year communication infrastructure spending for selected countries, according to Pyramid Research:

Projected Communication Infrastructure Investment by 2010
Country	Number of Fixed Lines (000s)	Cumulative Investment (US $ Millions)

China	120,244	162,539
India	84,405	134,223
Brazil	33,263	51,216
Nigeria	5,000	7,000

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

Domestic Market

We believe that an emerging market opportunity has been created in the United States due to the recent FCC policy as follows:

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

Growth Through Acquisitions

Our industry is consolidating, creating merger and acquisitions opportunities for us. Those entities that do not want to build their local switching networks have no choice but to merge with those that have it or merge with those that have the technology, such as Cyber Digital. Our strategy is to acquire those CSPs who do not want to build their own local voice and broadband data switching facilities despite the FCC's recent local switching phase-out ruling. While these CSPs are, generally, excellent marketing companies and have already established a customer base, they lack the technical and network engineering aspects of building and maintaining local voice and data switching facilities, which are among our core competences. These companies totally rely on the Bells for their local switching needs and currently, face erosion of their customer base due to FCC's recent rulings. We intend to acquire rapidly as many small to medium sized CSPs that are privately owned. Our objective is to roll-out our local switching services nationally, which will take many years even through acquisitions.

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

Establish Market in High Density Areas

Pursuant to the UNE-P Phase Out Policy, we believe that revenues of CSPs from business and residential customers will erode as the Bells cut into their markets while also denying access to them. We intend to leverage the existing customer relationships established by these NFRs and CSPs, especially in high-density areas such as industrial parks, campuses, office complexes, residential urban and inter-urban areas. We believe that we can provide on a full service basis UNE-P migration services to NFRs and CSPs at affordable rates for local voice and broadband network services with no investment on their part. Hence, NFRs and CSPs would benefit from re-capturing, maintaining or gaining customers without owning their local network. As value-added services, we would help NFRs and CSPs, generate greater revenues by offering e-commerce solutions, virtual private network services, secure email services, secure VPNs, video conferencing and multimedia services. We believe that the entire telecommunications service provision business will continue to consolidate from several hundred to less than a hundred of NFRs and CSPs competing with the Bells. We also believe that only those NFRs and CSPs will exist that either owns their local switching networks or seek UNE-P migration services from companies such as Cyber Digital. We believe that we could offer savings of 30% to NFRs and CSPs, on wholesale basis, from rates they are currently accustomed to paying to the Bells. The NFRs and CSPs would simply transfer all their current customer accounts onto our UNE-P migration network. Our UNE-P migration network would be neutral to and shared by any NFR and CSP, thereby eliminating stranded capital. This would help us gain market share in this niche market quite rapidly, without resorting to direct marketing to each customer or consumer, which could be prohibitive in early stages of this emerging market.

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

OUR RANGE OF BROADBAND INTERNET PROTOCOL SYSTEMS

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

Due to March 2005 FCC UNE-P phase out policy, our strategy is to provide UNE-P migration services with our latest generation of digital voice switches to CSPs, who are, generally, non-facilities reseller and lack the technical ability or willingness to build the next-generation local-loop digital voice networks in the U.S.

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

(2) our switches can be co-located at the Bells' central offices and put into service rapidly, and

(3) distributed architecture of our switches eliminates stranding capacity and capital.

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

RESEARCH AND DEVELOPMENT

Since the inception we have devoted substantial resources to the design and development of our systems. For the fiscal years ended March 31, 2006 and 2005, we expended approximately $18,269 and $25,000, respectively, on research and development. For the past few years, we substantially reduced our research and development expenditures due to lack of capital. Although our systems are fully developed such as our CDCO, CTSX, CRX, CSX, CBIG, CIAN, CFW and CWEB, we are continually seeking to refine and enhance our systems, including enhancements to comply with emerging regulatory or industry standards or the requirements of a particular customer or country. We believe that with our latest generation of CDCO, CTSX and CIAN systems we can provide UNE-P migration services for both voice and broadband data. However, we expect that these systems may require some software tweaking and adjustments as we roll out our network.

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
	Price Per Share .
	High	Low
Fiscal Year Ended March 31, 2006
First Quarter	$0.40	$0.13
Second Quarter	0.21	0.13
Third Quarter	0.17	0.06
Fourth Quarter	0.54	0.13

Fiscal Year Ended March 31, 2005
First Quarter	$0.35	$0.08
Second Quarter	0.11	0.06
Third Quarter	0.35	0.06
Fourth Quarter	0.51	0.17

On March 31, 2006, the closing trade price of our common stock as reported on the Bulletin Board was $0.38 per share. On that date, there were approximately 507 stockholders of record of our common stock. We believe that on March 31, 2006, there were more than 2,400 beneficial holders of our common stock.

On June 6, 2006, we declared a 3-for-2 stock split to be paid in the form of a 50% stock dividend to the stockholders of record as of June 26, 2006.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

When used in this report, press releases and elsewhere by the management of our company from time to time, the words "believes", "anticipates", and "expects" and similar expressions are intended to identify forward-looking statements that involve risks and uncertainties. Additionally, certain statements contained in this discussion may be deemed forward-looking statements that involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially or adversely are the following: the ability of our company to meet its working capital and liquidity needs, the status of relations between our company, its primary customers and distributors, the availability of long-term credit, unanticipated changes in the U.S. and international economies, business conditions and growth in the international and the U.S. telecommunications industry, level of growth in both voice and internet systems sales generally, the timely development and acceptance of new products, the impact of competitive products and pricing, changes in the cost of component materials, changes in product mix, the outcome of litigation in which our company is involved, along with product delays and other risks detailed from time to time in our company's SEC reports, including but not limited to this Annual Report on Form 10-KSB for the year ended March 31, 2006. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Our company undertakes no obligation to publicly release the results of any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

We are a designer, software developer and manufacturer of a range of unique distributed digital-voice-switching and Internet Protocol (IP) infrastructure equipment such as Class 4/5 TDM switches, IP soft-switches, routers, gateways, firewalls, voice-over IP (VoIP) and virtual private network (VPN) systems for public-switched-telephone-network (PSTN) operators and Internet Service Providers (ISP) worldwide. With our latest generation of software based switching systems, we can offer affordable voice and broadband data local switching services to competitive service providers (CSPs) such as competitive local exchange carriers (CLECs), long distance carriers (LDCs) and Internet service providers (ISPs). Our mission is to become (i) a leading alternative local switching service provider through acquisitions of competitive service providers in the United States, and (ii) a cost-effective supplier of our digital voice switches and broadband data equipment to developing countries such as India, China, Brazil, Russia and Nigeria. We expect to generate recurring revenues from the customer's of our acquired competitive service providers. We believe that we are one of the first companies to offer such services in the U.S.

Unlike our competitor's systems, our systems are neither labor nor capital intensive but are software intensive. This capability, in contrast to that of our competitor's, makes our systems more affordable for both voice and Internet service providers worldwide. Our digital voice switching and Internet Protocol (IP) infrastructure systems are based on our proprietary operating system software, which provides high performance, reliability and functionality. We believe that we are one of a very few companies in the world with proprietary technology of distributed digital switching. We have expended over $20 million dollars on the development of our rock solid proprietary state-of-the-art technology, which is built on 23 years of experience. Our systems are ideally suited for the U.S. pursuant to the recent FCC rulings.

Beginning March 2005, the U.S. Federal Communications Commission (FCC) decided to phase out UNE-P rules that forced the Bells to lease local switching networks to its competitors (CSPs) at cut-rate prices. This ruling favors us to evolve as an alternative local switching network provider, that is as an UNE-P migration service provider, to these CSPs for Mass Market Local Circuit Switching and High-Capacity Loops for broadband markets. FCC further rules that CSPs must move all customers to non-Bell networks by March 2006. Today, CSPs lease 17 million lines for $4.5 billion per year from the Bells, creating an immediate market opportunity for us to acquire certain CSPs. Morover, the Bells own 163 million lines creating a huge migration services opportunity for many years to come. We intend to be the first company to offer such UNE-P migration services to acquired CSPs by deploying our vast array of local voice and broadband data switching infrastructure systems. In anticipation of this, we signed an agreement with Level 3 Communications who will provide for global voice and data termination services to all traffic generated on our local switching systems. We will wholesale our UNE-P migration services to acquired CSPs as well as to other CSPs at affordable rates on recurring basis for local, long distance and international calls as well as broadband Internet access, VoIP and virtual private network (VPN) services.

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

We believe that our CDCO, CTSX and CIAN systems are ideally suited for building local digital voice switching and broadband data networks that requires increased reliability, performance, scalability, interoperability, and flexibility. Due to the UNE-P Phase Out Policy, we believe that we are poised to be a premier UNE-P migration service provider to CSPs because of our highly compact digital voice switches and broadband systems, however, there can be no assurance that we will be successful in this market.

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

Results of Operations

Year Ended March 31, 2006, Compared to Year Ended March 31, 2005

Net sales

Net sales for the year ended March 31, 2006 (referred to as "fiscal year 2006"), were $0 from $0 for the year ended March 31, 2005 (referred to as "fiscal year 2005"). We are in early stages of developing the UNE-P migration services market in the U.S. due to newness of the market. We were waiting for the FCC's deregulation policies on local voice and data switching in order to enter this lucrative market with our systems.

Cost of Sales

We include in our cost of sales the materials and labor used, subcontractor costs and overhead incurred in the manufacture of our systems as well as any change in the valuation of our inventory, which was $137,616 and $56,000 for fiscal years 2006 and 2005, respectively. During fiscal year 2006 and 2005, the valuation of our inventory reduced by $137,616 and $56,000, respectively.

Selling, general and administrative

Selling, general and administrative expenses increased from $245,741 in fiscal year 2005 to $266,489 in fiscal year 2006, representing an increase of $20,748 or approximately 8%, principally due to minimal increase in marketing efforts in U.S. and greatly limited by capital constraints to enter the U.S. market.

Research and development

Research and development expenses decreased from $25,000 in fiscal year 2005 to $18,269 in fiscal year 2006, representing a decrease of 6,731 or approximately 26%, principally due to capital constraints. All development costs are expensed in the period incurred.

Income (loss) from operations

Loss from operations in fiscal year 2006 was $(562,820) or $(.025) per share as compared with a loss of $(417,360) or $(.02) per share in fiscal year 2005.

Net income (loss) available to Common Stockholders

Preferred stock dividend was $12,526 and $7,292 in fiscal year 2006 and 2005, respectively. As a result of the foregoing, the net loss available to common stockholders in fiscal year 2006 was $(575,346) or $(.025) per share as compared to a net loss of $(424,652) or $(.02) per share in fiscal year 2005.

Liquidity and Capital Resources

Our ability to generate cash adequate to meet our needs results primarily from sale of preferred and common stock, cash flow from operations and cash advances in the form of loan from our Chief Executive Officer and a shareholder. Total working capital decreased by $605,547 to $(1,336,532) at March 31, 2006 from $(730,985) at March 31, 2005. The current ratio of current assets to current liabilities decreased to 0.2 to 1 as at March 31, 2006 from 0.4 to 1 as at March 31, 2005. Current levels of inventory are adequate to meet sales for a few months. We believe that our current sources of liquidity are insufficient to meet our needs. We need to obtain funds to pursue the domestic market. We have no off-balance sheet arrangements.

Net cash used in operating activities was $278,716 and $272,908 for fiscal year 2006 and fiscal year 2005, respectively.

We used $37,814 and $0 during fiscal year 2006 and fiscal year 2005, respectively, for investing activities. The cash used for investing activities relates primarily to purchases of equipment in fiscal year 2006 and fiscal year 2005.

Net cash provided by financing activities was $305,999 and $259,000 for fiscal year 2006 and fiscal year 2005, respectively.

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

On July 2, 2001, we concluded a firm commitment of $6 million private equity line from an accredited institutional investor. We are able to draw down, at our discretion, up to a maximum of $250,000 and a minimum of $100,000 per month, during a term of thirty months from July 2, 2001. We are allowed to make a maximum of 24 draw downs over this period, including a cushion period of 7 days during which no draw down can be made. If we do not draw down in a specific month, our available equity line reduces by $250,000. During the years ended March 31, 2004 and 2003, we drew down $86,000 and $413,000 against the equity line and issued 348,255 and 842,934 shares of common stock, respectively. As of March 31, 2004, the equity line has expired. In consideration for the accredited institutional investor's commitment to purchase shares of our common stock under our equity-line agreement with them, we have issued to the institutional investor a warrant to purchase 250,000 of our shares of our common stock at $4.10 per share and a warrant to purchase 125,000 of our shares of our common stock at $5.15 per share. We have also issued to Ladenburg Thalmann & Co. Inc., in consideration for their having introduced us to the institutional investor, a warrant to purchase 250,000 of our shares of our common stock at $4.10 per share and a warrant to purchase 125,000 of our shares of our common stock at $5.15 per share. All four warrants expired on July 1, 2005.

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

In March 2004, we borrowed 177,000 under a promissory note with a shareholder. The note has a one-year maturity date and a ten percent interest rate per annum.

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

On September 30, 2005, we entered into a promissory note agreement with J.C. Chatpar, our CEO, in the amount of $516,300, representing adavances to the company. The note has one-year maturity date and a ten percent interest rate per annum.

During the fiscal years ended March 31, 2006 and 2005, the Company received cash advances of $277,000 and $209,000, respectively, from our Chief Executive Officer. As of the fiscal year ended March 31, 2006, our company has received cash advances of $981,300 and $177,000 from our Chief Executive Officer and a shareholder, respectively.

On September 2, 2005, we entered into definitive agreements with Dutchess Private Equities Fund, L.P., a Delaware limited partnership. The agreements include an Investment Agreement and a Registration Rights Agreement that were amended on November 3, 2005. Under the Investment Agreement, Dutchess can invest up to $10,000,000 to purchase common stock at a 5% discount to market price pursuant to put notices by our company. This agreement effectively provides an equity line of credit to be drawn upon at our discretion. Under the Registration Rights Agreement, we agreed to use commercially reasonable efforts to register all the shares that could be issued pursuant to the Investment Agreement within ninety (90) days of the execution of the agreements. As of December 9, 2005, we are able to access the funds under the equity line of credit since the registration statement was declared effective pursuant to section 8(a) of the Securities Act of 1933, as amended. We hope to use these funds to support both our long term and short term capital needs as well as to finance possible acquisitions of competitive service providers (CSPs).

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

Since inception, we have generated limited revenues from the sale of our products. We incurred losses of $562,820 and $417,360, respectively, for the fiscal years ending March 31, 2006 and 2005, and we anticipate that losses will continue until such time, if ever, as revenue from operations is sufficient to offset our operating costs.

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

We depend on a single supplier for certain semiconductor chips, such as embedded processors and Pentium processors from Intel Corporation, telecom chips from Motorola, Texas Instruments and National Semiconductor, PLDs and FPGAs from Altera, and T1/T3 chips from Rockwell Semiconductors and PMC-Sierra Corp. If any of these semiconductor chips are discontinued, we would have to redesign some of our systems by using other vendors' components. This would likely result in delays.

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

As of June 22, 2006, J.C. Chatpar, our President and Chief Executive Officer, owned beneficially approximately 46%of our outstanding common stock. Mr. Chatpar is able to influence all matters requiring stockholder approval, including election of directors and approval of significant corporate transactions. This concentration of ownership, which is not subject to any voting restrictions, could limit the price that investors might be willing to pay for our common stock. In addition, Mr. Chatpar is in a position to impede transactions that may be desirable for other stockholders. He could, for example, make it more difficult for anyone to take control of us.

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

PART III

ITEM 9 - Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The directors, executive officers and key employees of our company are:
Name	Age	Office

Jawahar C. Chatpar	58	Chairman of the Board, President, and Chief Executive Officer

Jack P. Dorfman	68	Director

Terry L. Jones	58	Director

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

Summary Compensation Table

The following table sets forth information concerning the compensation for services in all capacities for the fiscal years ended March 31, 2006, 2005 and 2004 of those persons who were, at March 31, 2006 the chief executive officer (the "named officer"). During such periods, no executive officer of our company received compensation in excess of $100,000.
	Annual Compensation				Long Term Compensation			All Other Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compens- Ation ($)(1)	Restricted Stock Awards ($)	Securities Underlying Options/ SARs(#)	LTIP Payouts ($)
J.C. Chatpar, Chairman of the Board, President and Chief Executive Officer	2006 2005 2004	$92,500 $92,500 $92,500	None None None	None None None	None None None	1,000,000(4) 1,000,000(3) 1,000,000(2)	None None None	None None None

____________

(1) We have concluded that the aggregate amount of perquisites and other personal benefits paid to each of the named officers named in the table did not exceed the lesser of 10% of such officer's total annual salary and bonus for the 2006, 2005 and 2004 fiscal years or $50,000, thus, such amounts are not included in the table.

(2) In fiscal year 2004, Mr. Chatpar was granted options to purchase 1,000,000 shares of our common stock at an exercise price of $0.17 per share.

(3) In fiscal year 2005, Mr. Chatpar was granted options to purchase 1,000,000 shares of our common stock at an exercise price of $0.10 per share.

(4) In fiscal year 2006, Mr. Chatpar was granted options to purchase 1,000,000 shares of our common stock at an exercise price of $0.15 per share.

Option Grants In Last Fiscal Year

The following table sets forth information concerning stock option grants made during fiscal year 2006 to the named officers. We have not granted any stock appreciation rights.
Individual Grants
	Number of Securities	% of Total Options Granted	Exercise	Expiration
	Underlying Options	To Employees in	Price	Date
	Granted	Fiscal Year End	($/Share)
Name	(#)	(1)	(2)	(3)

J.C. Chatpar	1,000,000	96%	$0.15	06/19/15

_________________

(1) During fiscal year 2006, options to purchase an aggregate of 1,000,000 shares of our common stock were granted to Mr. Chatpar and options to purchase an aggregate of 40,000 shares of our common stock were granted to four other directors.

(2) The exercise price of the options granted was equal to the fair market value of the underlying stock on the date of grant.

  Options are immediately exercisable.

Aggregated Fiscal Year End Option Values

The following table sets forth information concerning the number of unexercised options and the Fiscal 2006 year-end value of unexercised options on an aggregated basis held by the named officers. We have not granted any stock appreciation rights in Fiscal 2006.

	Number of Securities Underlying Unexercised Options at Fiscal Year-End (#)		Value of Unexercised In-The-Money Options at Fiscal Year-End ($)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable

J.C. Chatpar	6,600,366	3,000,000	$214,738	0

____________

(1) Options are "in-the-money" if, on March 31, 2006, the market price of the Common Stock ($0.38) exceeded the exercise price of such options. The value of such options is calculated by determining the difference between the aggregate market price of our common stock underlying the options on March 31, 2006 and the aggregate exercise price of such options.

Compensation of Directors

We pay our directors $250 per board meeting. During Fiscal 2006, the board of directors met three times and each director attended at least 75% of the meetings of the board of directors. In addition, we currently reimburse each director for expenses incurred in connection with his attendance at each meeting of the board of directors.

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

ITEM 11 - Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of our company's common stock as of March 31, 2006, for (i) each person or group that is known to us to be a beneficial owner of more than 5% of the outstanding shares of our common stock, (ii) each of the named officers and directors, and (iii) all directors and executive officers of our company as a group. Except as otherwise indicated, we believe that such beneficial owners, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws, where applicable.
Names and Address of Beneficial Owners	Number of Shares	Percentage Owned (1)(2)
J.C. Chatpar(3) c/o Cyber Digital, Inc. 400 Oser Avenue Hauppauge, NY 11788	16,656,978	45.7%
Jack P. Dorfman(4)	220,000	0.6%
Terry L. Jones (5)	981,230	2.7%
Prem Chatpar (6)	4,235,574	11.6%
All directors and executive officers as a group: (3) persons	17,858,208	49.0%

*less than 1%

(1) For purposes of computing the percentage of outstanding shares of Common Stock held by each person or group of persons named above, any security which such person or persons have or have the right to acquire within 60 days is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage of ownership of any other person.

(2) Assumes the exercise of all of the outstanding options and warrants to purchase in the aggregate 7,646,568 and 6,484,400, respectively, shares of our common stock.

(3) Includes 6,600,366 shares as to which Mr. J.C. Chatpar holds non-qualified stock options, which are exercisable at any time. Includes warrants to purchase 5,018,400 shares. Excludes 3,000,000 shares, as to which Mr. J.C. Chatpar holds non-qualified stock options, which are not exercisable, until certain conditions are attained. Does not include 476,000 shares owned by his wife, Sylvie Chatpar, to which shares Mr. J.C. Chatpar disclaims beneficial ownership.

(4) Includes 160,000 shares as to which Mr. Dorfman holds a non-qualified stock option, which are exercisable at any time. Does not include 360,000 shares owned by his wife, Sandra Dorfman, to which shares Mr. Dorfman disclaims beneficial ownership.

(5) Mr. Terry Jones is a general partner of a limited partnership that is the general partner of Syndicated Communications Venture Partners III, L.P. ("Syncom III"), a fund which on April 14, 1998, Syncom III converted all of its outstanding Series B-1 preferred stock into 861,230 shares of our common stock at a conversion price of $2.89 per share. Includes 120,000 shares as to which Mr. Jones holds non-qualified stock options which are exercisable at any time.

(6) Includes warrants to purchase 1,416,000 shares. Mr. Prem Chatpar is an individual stockholder and is the brother of Mr. J.C. Chatpar.

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

ITEM 13 - Exhibits and Reports on Form 8-K

  Exhibits.

Exhibit No.	Description of Document
3.1(a)

  Composite Amended and Restated Certificate of Incorporation of the Company (including the Certificate of Amendment for the Series D1 Preferred Stock) (incorporated herein by reference to Exhibit 3.1 to the Company's Report on Form 8-K filed on October 8, 1999 (the "8-K").

3.1(b)

  Certificate of Amendment of the Certificate of Incorporation of Cyber Digital, Inc. (including Certificate of Amendment for Series E)(incorporated herein by reference to Exhibit 3.1(b) to the Company's Registration Statement on Form SB-2 on November 7, 2005).

3.1(c)

  Certificate of Amendment of the Certificate of Incorporation of Cyber Digital, Inc. dated January 11, 2002 (incorporated by reference to Appendix 1 in the Company's Definitive Schedule 14A on March 6, 2000)

3.2

  Composite Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 1997 (the "September 1997 Form 10-QSB")).

4.1	Instruments Defining Rights of Security Holders (incorporated by reference from the provisions of Exhibits 3.1(a)-(c) and Exhibit 3.2).
10.1	1993 Stock Incentive Plan (incorporated herein by reference to Exhibit 10(a) to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994 (the "1994 Form 10-K").
10.2	Amended and Restated Employment Agreement dated as of August 4, 1997, between the Company and J.C. Chatpar (incorporated herein by reference to Exhibit 10.1 to the September 1997 Form 10-QSB).
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

10.5	1997 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.5 to the Company's 1999 Form 10-KSB/A).
10.6	Investment Agreement with Dutchess Private Equities Fund, LP (incorporated herein by reference to Exhibit 10.6 to the Company's Registration Statement on Form SB-2 on November 7, 2005).
10.7	Registration Rights Agreement with Dutchess Private Equities Fund. LP (incorporated herein by reference to Exhibit 10.7 to the Company's Registration Statement on Form SB-2 on November 7, 2005).
10.8	Placement Agent Agreement with US EURO Securities (incorporated herein by reference to Exhibit 10.8 to the Company's Registration Statement on Form SB-2 on November 7, 2005).
10.9	Stock Option Agreement with April E. Frisby of Weed & Co. LLP (incorporated herein by reference to Exhibit 10.9 to the Company's Registration Statement on Form SB-2 on November 7, 2005).
10.10	Promissory Note with J.C. Chatpar dated March 12, 2002 (incorporated herein by reference to Exhibit 10.10 to the Company's Registration Statement on Form SB-2 on November 7, 2005).
10.11	Promissory Note with Prem Chatpar dated March 31, 2004 (incorporated herein by reference to Exhibit 10.11 to the Company's Registration Statement on Form SB-2 on November 7, 2005).
10.12	Promissory Note with J. C. Chatpar dated September 30, 2005 (incorporated herein by reference to Exhibit 10.12 to the Company's Registration Statement on Form SB-2 on November 7, 2005).
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  Reports of Form 8-K. No reports on Form 8-K were filed.

ITEM 14 - Principal Accountant Fees and Services

The Company paid or accrued the following fees in each of the prior two fiscal years to it's principal accountant, Blanchfield, Kober & Company, P.C.

		Year ended March 31, 2006	Year ended March 31, 2005

(1)	Audit fees	$18,000	$18,000
(2)	Audit-related fees	0	0
(3)	Tax fees	1,000	1,000
(4)	All other fees	0	0
	Totals	$19,000	$19,000

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

The Board reviewed the audited financial statements of the Company as of and for the year ended March 31, 2006 and 2005 with management and independent auditors. Management has the sole ultimate responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for their examination of those statements.

Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company's audited financial statements and recommended that they be included in its Annual Report on Form 10-KSB for the year ended March 31, 2006, for filing with the Securities and Exchange Commission.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 27, 2006
CYBER DIGITAL, INC.

By: /s/ J.C. Chatpar
J.C. Chatpar
Chairman of the Board, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Title	Date

/s/ J.C. Chatpar J.C. Chatpar	Chairman of the Board, President and Chief Executive Officer (Principal Executive and Financial Officer)	June 27, 2006

/s/ Jack P. Dorfman Jack P. Dorfman	Director	June 27, 2006

/s/ Terry Jones Terry Jones	Director	June 27, 2005

Index to Exhibits

Exhibit No.	Description of Document
3.1(a)

Composite Amended and Restated Certificate of Incorporation of the Company (including the Certificate of Amendment for the Series D1 Preferred Stock) (incorporated herein by reference to Exhibit 3.1 to the Company's Report on Form 8-K filed on October 8, 1999 (the "8-K").

3.1(b)

Certificate of Amendment of the Certificate of Incorporation of Cyber Digital, Inc. (including Certificate of Amendment for Series E)(incorporated herein by reference to Exhibit 3.1(b) to the Company's Registration Statement on Form SB-2 on November 7, 2005).

3.1(c)

Certificate of Amendment of the Certificate of Incorporation of Cyber Digital, Inc. dated January 11, 2002 (incorporated by reference to Appendix 1 in the Company's Definitive Schedule 14A on March 6, 2000)

3.2

Composite Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 1997 (the "September 1997 Form 10-QSB")).

4.1	Instruments Defining Rights of Security Holders (incorporated by reference from the provisions of Exhibits 3.1(a)-(c) and Exhibit 3.2).
10.1	1993 Stock Incentive Plan (incorporated herein by reference to Exhibit 10(a) to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994 (the "1994 Form 10-K").
10.2	Amended and Restated Employment Agreement dated as of August 4, 1997, between the Company and J.C. Chatpar (incorporated herein by reference to Exhibit 10.1 to the September 1997 Form 10-QSB).
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

10.5	1997 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.5 to the Company's 1999 Form 10-KSB/A).
10.6	Investment Agreement with Dutchess Private Equities Fund, LP (incorporated herein by reference to Exhibit 10.6 to the Company's Registration Statement on Form SB-2 on November 7, 2005).
10.7	Registration Rights Agreement with Dutchess Private Equities Fund. LP (incorporated herein by reference to Exhibit 10.7 to the Company's Registration Statement on Form SB-2 on November 7, 2005).
10.8	Placement Agent Agreement with US EURO Securities (incorporated herein by reference to Exhibit 10.8 to the Company's Registration Statement on Form SB-2 on November 7, 2005).
10.9	Stock Option Agreement with April E. Frisby of Weed & Co. LLP (incorporated herein by reference to Exhibit 10.9 to the Company's Registration Statement on Form SB-2 on November 7, 2005).
10.10	Promissory Note with J.C. Chatpar dated March 12, 2002 (incorporated herein by reference to Exhibit 10.10 to the Company's Registration Statement on Form SB-2 on November 7, 2005).
10.11	Promissory Note with Prem Chatpar dated March 31, 2004 (incorporated herein by reference to Exhibit 10.11 to the Company's Registration Statement on Form SB-2 on November 7, 2005).
10.12	Promissory Note with J. C. Chatpar dated September 30, 2005 (incorporated herein by reference to Exhibit 10.12 to the Company's Registration Statement on Form SB-2 on November 7, 2005).
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

CYBER DIGITAL, INC.

FINANCIAL STATEMENTS

AND

AUDITORS REPORT

TABLE OF CONTENTS
Page

Independent Auditors' Report	1

Financial Statements

Balance Sheets	2

Statements of Operations	3

Statements of Changes in Shareholders' Equity (Deficit)	4

Statements of Cash Flows	5

Notes to Financial Statements	6 -16

B L A N C H F I E L D, K O B E R & C O M P A N Y, P.C.

CERTIFIED PUBLIC ACCOUNTANTS

1200 VETERANS MEMORIAL HIGHWAY, SUITE 350, HAUPPAUGE, NEW YORK 11788. (631) 234-4200 FAX 234-4272

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Cyber Digital, Inc.

Hauppauge, New York

We have audited the accompanying balance sheets of Cyber Digital, Inc. as of March 31, 2006 and 2005 and the related statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended March 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2006 and 2005, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2006 in conformity with U.S. generally accepted accounting principles.

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

/s/ Blanchfield, Kober & Company, P.C.

Hauppauge, New York

June 27, 2006

	CYBER DIGITAL, INC.
	BALANCE SHEETS
	March 31, 2006 and 2005

	2006	2005
ASSETS

Current Assets
Cash and cash equivalents	$5,551	$16,082
Inventories	388,996	526,575
Prepaid and other current assets	9,205	35,175

Total Current Assets	403,752	577,832

Property and Equipment, net	36,069	6,311

Other Assets	52,041	26,374

TOTAL ASSETS	$491,862	$610,517

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable, accrued expenses, and taxes	$259,295	$226,487
Accrued interest - shareholders	293,596	179,476
Officer/ shareholder notes payable	1,158,300	881,300
Accrued dividend payable	19,818	7,292
Note payable - current portion	6,692	0
Settlement payable-current portion	2,583	14,262

Total Current Liabilities	1,740,284	1,308,817

Long Term Debt
Note payable	22,307	0
Settlement payable	0	2,583

Total Liabilities	1,762,591	1,311,400

Commitments and Contingencies

Shareholders' Equity (Deficit)
Preferred stock - $.05 par value; cumulative, convertible and
Participating; authorized 10,000,000 shares
Series C; issued and outstanding - 310 shares at
March 31, 2006 and 2005	16	16
Series E; issued and outstanding - 50 and 50 shares at
March 31, 2006 and 2005, respectively	3	3
Common stock - $.01 par value; authorized 60,000,000 shares;
Issued and outstanding 22,326,542 and 22,326,542
Shares at March 31, 2006 and 2005, respectively	223,266	223,266
Additional paid-in-capital	18,872,237	18,866,737
Accumulated deficit	(20,366,251)	(19,790,905)

Total Shareholders' Equity (Deficit)	(1,270,729)	(700,883)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$491,862	$610,517

See independent accountant's report and notes to financial statements.
Page 2

	CYBER DIGITAL, INC.
	STATEMENTS OF OPERATIONS
	March 31, 2006 and 2005

	2006	2005

Net Sales	$0	$0

Cost of Sales	137,616	56,000

Gross Profit	(137,616)	(56,000)

Operating Expenses
Selling, general and administrative expenses	$266,489	$245,741
Research and development	18,269	25,000

Total Operating Expenses	284,758	270,741

Loss from Operations	(422,374)	(326,741)

Other Income (Expense)
Interest expense	(117,339)	(90,249)
Other expense	(22,950)	0

Total Other Income (Expense)	(140,289)	(90,249)

Loss before Income Taxes	(562,663)	(416,990)

Provision for Income Taxes	157	370

Net Loss	(562,820)	(417,360)

Preferred Stock Dividend	12,526	7,292

Income Available to Common Shareholders	$(575,346)	$(424,652)

Net Loss Per Share of Common Stock (See Note 8)

Loss from Operations - Basic	$(.025)	$(.02)
Diluted	$(.025)	$(.02)

Net Loss - Basic	$(.025)	$(.02)
Diluted	$(.025)	$(.02)

Weighted average number of common shares outstanding	22,326,542	22,326,542

See independent accountant's report and notes to financial statements.

Page 3

					CYBER DIGITAL, INC.
	STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
			Years ended March 31, 2006 and 2005

	Preferred Stock								Shareholders'
	Series C		Series E		Common Stock		Paid in	Accumulated	Equity
	Shares Amount		Shares Amount		Shares	Amount	Capital	Deficit	(Deficit)

Balance at March 31, 2004	310	$ 16	-0-	$ -0-	22,326,652	$ 223,266	$ 18,816,740	$(19,366,253)	$(326,231)

Issuance of E Preferred Stock			50	3			49,997		50,000

Net Loss								(417,360)	(417,360)

Accrued Dividend on E Preferred								(7,292)	(7,292)

Balance at March 31, 2005	310	$ 16	50	$ 3	22,326,542	$ 223,266	$ 18,866,737	$ (19,790,905)	$ (700,883)

Issuance of stock options							5,500		5,500

Net Loss								(562,820)	(562,820)

Accrued Dividend on E Preferred								(12,526)	(12,526)

Balance at March 31, 2006	310	$ 16	50	$ 3	22,326,542	$ 223,266	$ 18,872,237	$ (20,366,251)	$(1,270,729)

See independent accountant's report and notes to financial statements.

Page 4

	CYBER DIGITAL, INC.
	STATEMENTS OF CASH FLOWS
	Years ended March 31, 2006 and 2005

	2006	2005

Cash Flows from Operating Activities
Net loss	$(562,820)	$(417,360)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,388	440
Bad debt expense	22,950	0
Inventory valuation allowance	137,579	56,000
Accrued shareholder interest	114,120	90,249
(Increase) decrease in operating assets:
Prepaid and other current assets	3,021	0
Other assets	(22,500)	0
Increase (decrease) in operating liabilities:
Accounts payable, accrued expenses and taxes	32,808	8,425
Settlement payable	(14,262)	(10,662)

Net Cash Used in Operating Activities	(278,716)	(272,908)

Cash Flows from Investing Activities
Purchase of equipment	(37,814)	0

Net Cash Used in Investing Activities	(37,814)	0

Cash Flows from Financing Activities
Issuance of preferred stock	0	50,000
Proceed from note payable	28,999	0
Proceeds from officer/shareholder loan	277,000	209,000

Net Cash Provided by Financing Activities	305,999	259,000

Net Increase (Decrease) in Cash and Cash Equivalents	(10,531)	(13,908)

Cash and Cash Equivalents at Beginning of Period	16,082	29,990

Cash and Cash Equivalents at End of Period	$5,551	$16,082

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Income taxes	$157	$370

Noncash Operating and Financing Activities
Accrued preferred stock dividend	$12,526	$7,292
Stock option issued for services	5,500

See independent accountant's report and notes to financial statements.

Page 5

CYBER DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2006 AND 2005

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

Operating and Financing Matters

Since inception, the Company has devoted substantial resources to the design and development of the Company's systems and technology. As such, the Company has not achieved revenue growth and has incurred operating losses. At March 31, 2006, the Company had an accumulated deficit of $20,366,251 and a shareholders' deficit of $1,270,729. The decrease in equity from March 31, 2005 to March 31, 2006 is due mainly to a net operating loss during the fiscal year ended March 31, 2006. During the fiscal years ended March 31, 2006, 2005 and 2004, the Company received cash advances of $277,000, $209,000 and $305,700 respectively, from the Chief Executive Officer and a shareholder. An additional $50,000 was raised in August 2004 from the private placement of unregistered Series E preferred stock. In addition, the Company issued common stock under an equity line of credit of $86,362 for the year ended March 31, 2004. The Company historically has generated sufficient cash flow to support its operations mainly from issuances of debt and equity securities. The Company anticipates additional issuances of debt and/or equity. The viability of the Company is dependent upon future revenues and additional issuances of equity.

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

MARCH 31, 2006 AND 2005

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

Deferred Financing Costs

The Company amortizes deferred financing costs on a straight line basis over the term of the credit agreement.

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

MARCH 31, 2006 AND 2005

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

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), "Share Based Payment". SFAS No. 123(R) is a revision to SFAS No. 123. SFAS No. 123(R) requires the Company to recognize the cost of employee services received in exchange for awards of stock options based on the grant date fair value of those awards. The statement is effective for the interim reporting period that begins January 1, 2006. The adoption of SFAS No. 123(R) had no effect on the financial statements for the year ended March 31, 2006.

Concentration of Credit Risk

The Company places most of temporary cash investments with financial institutions and may exceed the FDIC limit. The Company has not experienced any losses to date resulting from this policy.

CYBER DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2006 AND 2005

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

Note 2 - Inventories

Inventories consist of the following at March 31:

	2006	2005
Raw materials	$388,996	$492,918
Finished goods	0	33,657
	$388,996	$526,575

For the years ended March 31, 2006 and 2005, the Company has provided valuation allowances of $137,616 and $56,000, respectively, against its inventory.

Note 3 - Property and Equipment

Major classes of property and equipment consist of the following at March 31:
	2006	2005	Useful Lives
Machinery and equipment	$339,394	$339,394	5 years
Furniture and fixtures	64,355	64,355	7 years
Vehicle	37,814	0	5 years
Leasehold improvements	4,786	4,786	Lease term
	446,349	408,535
Less: Accumulated depreciation	410,280	402,224
	$36,069	$6,311

Note 4 - Other Assets

Other assets consist of various security deposits and deferred financing costs of $54,374. Amortization expense for the years ended March 31, 2006 and 2005 was $2,333 and $0, respectively.

CYBER DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2006 AND 2005

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

During the 2006 fiscal year the Company received additional advances from J.C. Chatpar in the amount of $277,000. During the 2005 fiscal year the Company received additional advances from J.C. Chatpar and a shareholder in the total amount of $209,000. These additional advances bear the same interest rate as the promissory note, are unsecured and are due on demand. Interest expense for the years ended March 31, 2006, 2005 and 2004 was $96,372, $86,855 and $59,072, respectively. In addition, the Company issued a note payable to another shareholder in the amount of $177,000. The note bears interest at 10% and is unsecured. Accrued interest at March 31, 2006 and 2005 was $43,839 and $26,091, respectively. Interest expense was $17,748 and $17,700 for the years ended March 31, 2006 and 2005.

Note 6 - Line of Credit

In November 2005, the Company entered into an investment agreement (an equity line of credit) to provide capital. The agreement provides that the Company, at its option, may sell shares of its common stock to the investor at a price equal to 95% of the lowest bid price over a 5 day trading period as defined. The sales can be in increments no greater than $100,000. The total amount available under the agreement is $10,000,000. The amount available under the agreement may be limited to less than $10,000,000 based on the Company's stock price. The agreement is effective until December 9, 2008.

Note 7 - Notes Payable

In April 2005, the Company financed the purchase of a vehicle with a note payable. The note bears interest at 5.79% and is secured by the vehicle. The note requires future payments as follows:

2007	$ 6,692
2008	$ 6,868
2009	$ 7,276
2010	$ 7,709
2011	$ 454
Total	$28,999

Note 8 - Earnings (Loss) Per Share

Earnings per share ("EPS") has been computed and presented pursuant to the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share.

	2006	2005
Net Loss	$(562,820)	$(417,360)
Dividends paid on Preferred Stock	12,526	7,292
Income Available to Common Shareholders	$(575,346)	$(424,652)
Weighted Average Common Shares Outstanding	22,326,542	22,326,542
Basic EPS	$(.025)	$(.02)
Diluted EPS	$(.025)	$(.02)

Diluted earnings per share does not include any stock warrants, options, or convertible preferred stock as the inclusion of these items would be antidilutive to earnings per share.

CYBER DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2006 AND 2005

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

MARCH 31, 2006 AND 2005

Note 9 - Stock Option Plans (continued)

In addition to these plans, the Company has issued non-qualified stock options and warrants upon the approval by the Board of Directors. Such options and warrants are granted at 100% of fair market value on the date of the grant. Information with respect to non-qualified stock options and warrants is summarized as follows:

	Price	Shares
Outstanding, April 1, 2005	$0.15 to $6.00	13,585,768
Canceled	$0.40 to $5.15	(1,290,000)
Granted	$0.15 to $0.50	1,090,000
Outstanding, March 31, 2006		13,385,768

A summary of options and warrants as of March 31, 2006 follows:
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at 3/31/06	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable as of 3/31/06	Weighted Average Exercise Price
$0.10 to $0.39	$ 6,495,768	4.84	$ 0.17	$ 4,245,768	$ 0.18
$0.40 to $1.50	5,550,000	3.35	0.52	5,547,500	0.52
$2.43 to $3.00	1,230,000	2.72	2.68	1,230,000	2.68
$4.00 to $5.15	10,000	0.41	4.50	10,000	4.50
$5.70 to $6.00	100,000	0.17	6.00	100,000	6.00
	$ 13,385,768	4.21	$ 0.59	$ 11,133,268	$ 0.68

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

The following assumptions were employed to estimate the fair value of stock options granted:

	Fiscal Years Ended March 31,
	2006	2005
Expected dividend yield	0.00%	0.00%
Expected price volatilities	4.6%	150%
Risk-free interest rate	3.05%	2.65%
Expected life (years)	5	5

As of January 1, 2006, the Company implemented SFAS No. 123R which requires all option grants and the related compensation expense to be recorded at their fair value. The company did not grant any stock options subsequent to January 1, 2006.

CYBER DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2006 AND 2005

Note 9 - Stock Option Plans (continued)

For pro forma purposes, the estimated fair value of the Company's stock options is amortized over the options' vesting period. The Company pro forma information follows:
	2006	2005
Weighted average fair value of
Options granted	$0.033	$0.01
Net Loss
As reported	$(562,820)	$(417,360)
Pro Forma	(603,843)	(441,463)
Net Loss Per Share
As reported
Basic	$(.025)	$(.02)
Diluted	$(.025)	$(.02)
Pro Forma
Basic	$(.027)	$(.02)
Diluted	$(.027)	$(.02)

Note 10 - Convertible, Cumulative and Participating Preferred Stock

In August 2004, the Company issued 50 shares of Series E convertible preferred stock and 50,000 warrants to purchase common stock in a private placement. The Series E preferred stock is entitled to receive a cumulative annual dividend equal to 25% of the Series E issue price. The dividend shall be payable in cash or in shares of the Company upon conversion or at the end of the three year term. Accrued dividend payable on the Series E preferred stock was $19,818 at March 31, 2006 and $7,292 at March 31, 2005.

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

MARCH 31, 2006 AND 2005

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

Note 11 - Income Taxes

The Company has net operating loss carryforwards for tax purposes amounting to approximately $12.5 million that may be offset against future taxable income which expire through 2026.

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

The change in the deferred tax asset (as well as the valuation account) was approximately $85,000 and $105,000 for the fiscal years ended March 31, 2006 and 2005, respectively.

CYBER DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2006 and 2005

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

Operating Leases

The Company leases space under a noncancelable operating lease in Hauppauge, New York. This lease is for a five-year period and expires on May 31, 2009. This location is the Company's executive offices and operations. Rent expense was $70,471 and $55,481 for the years ended March 31, 2006 and 2005, respectively.

The Company also has noncancelable operating leases for vehicles and equipment. The monthly rental is $835. The amount charged to expense was $4,068 and $10,484 for the years ended March 31, 2006 and 2005, respectively.

CYBER DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2006 AND 2005

Note 12 - Commitments and Contingencies (continued)

Operating Leases (continued)

Future minimum rentals are as follows:

For years ending	March 31, 2007	$58,220
	March 31, 2008	$58,220
	March 31, 2009	$58,220
	March 31, 2010	$15,703

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

The Company is a defendant in an action arising from an alleged improper termination of a licensing and lease agreement with Cummings Properties, LLC. In June 2003, this action was settled. The settlement requires the Company to pay $28,223 over 36 months. The settlement bears interest at 15%. The Company has charged the cost of the settlement to other expense for the year ended March 31, 2003. The balance of the settlement payable at March 31, 2006 was $2,583.

Note 13 - Foreign Operations

During the fiscal year ended March 31, 1998, the Company formed a wholly owned subsidiary, Cyber Digital (India) Private Limited, under the rules and regulations of the government of India. The subsidiary has not begun operations and has no assets as of March 31, 2006 and 2005.

During the fiscal year ended March 31, 2002, the Company financed a wholly owned subsidiary, Cyber Digital (Nigeria) Ltd. under the rules and regulations of the government of Nigeria. The subsidiary has not begun operations and has no assets as of March 31, 2006 and 2005.

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