Form 10QSB
period 2006-06-30
CYBER DIGITAL INC
filed 2006-08-08
CIK 721295

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

Yes [X]	No [_]

The number of shares of stock outstanding at August 8, 2006: 33,504,813 shares of Common Stock; par value $.006666 per share.

	CYBER DIGITAL, INC.
	BALANCE SHEETS
ASSETS	June 30, 2006	March 31, 2006
	(Unaudited)	(Audited)
Current Assets
Cash and cash equivalents	$3,080	$5,551
Inventories	388,996	388,996
Prepaid and other current assets	9,360	9,205
Total Current Assets	401,436	403,752

Property and Equipment, net
Equipment	$339,394	$339,394
Furniture and Fixtures	64,355	64,355
Vehicle	37,814	37,814
Leasehold Improvements	4,786	4,786
	$446,349	$446,349
Accumulated depreciation	412,242	410,280
Total Property and Equipment	$34,107	$36,069

Other Assets	52,041	52,041

TOTAL ASSETS	$487,584	$491,862

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable, accrued expenses, and taxes	$237,484	$259,295
Accrued interest	338,160	293,596
Officer/ shareholder notes payable	1,255,300	1,158,300
Accrued dividend payable	22,943	19,818
Note payable- current portion	7,108	6,692
Settlement payable-current portion	0	2,583
Total Current Liabilities	1,860,995	1,740,284

Long Term Debt
Note payable	20,836	22,307

Total Liabilities	1,881,831	1,762,591

Commitments and Contingencies

Shareholders' Equity (Deficit)
Preferred stock - $.05 par value; cumulative, convertible and
Participating; authorized 10,000,000 shares
Series C; issued and outstanding - 310 shares at
June 30, 2006 and March 31, 2006	16	16
Series E; issued and outstanding -50 shares at
June 30, 2006 and March 31, 2006	3	3
Common stock - $.0066667 par value; authorized 60,000,000 shares;
issued and outstanding 33,504,813 and 33,489,813
shares at June 30, 2006 and March 31, 2006, respectively	223,366	223,266
Additional paid-in-capital	19,014,057	18,872,237
Accumulated deficit	(20,631,689)	(20,366,251)
Total Shareholders' Equity (Deficit)	(1,394,247)	(1,270,729)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$487,584	$491,862

The accompanying notes are an integral part of these statements.

	CYBER DIGITAL, INC.
	STATEMENTS OF OPERATIONS
	(Unaudited)
	Three months ended June 30,
	2006	2005

Net Sales	$0	$0

Cost of Sales	0	0

Gross Profit	0	0

Operating Expenses
Selling, general and administrative expenses	$210,695	$55,542
Research and development	6,731	5,769

Total Operating Expenses	217,426	61,311

Loss from Operations	(217,426)	(61,311)

Other Income (Expense)
Interest expense	(44,888)	(25,750)
Other expense	0	0

Total Other Income (Expense)	(44,888)	(25,750)

Net Loss	(262,314)	(87,061)

Preferred Stock Dividend	3,125	3,125

Income Available to Common Shareholders	$(265,439)	$(90,186)

Net Loss Per Share of Common Stock

Loss from Operations - Basic	$(.008)	$(.003)
Diluted	$(.008)	$(.003)

Net Loss - Basic	$(.008)	$(.003)
Diluted	$(.008)	$(.003)

Weighted average number of common shares outstanding	33,504,813	33,489,813

The accompanying notes are an integral part of these statements.

	CYBER DIGITAL, INC.
	STATEMENTS OF CASH FLOWS
	(Unaudited)
	Three months ended, June 30,
	2006	2005

Cash Flows from Operating Activities
Net loss	$(262,314)	$(87,061)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,962	71
Accrued shareholder interest	44,564	25,181
(Increase) decrease in operating assets:
Prepaid expenses	(155)	(1,000)
Increase (decrease) in operating liabilities:
Accounts payable, accrued expenses and taxes	8,189	513
Settlement payable	(2,583)	(3,376)

Net Cash Used in Operating Activities	(240,337)	(65,672)

Cash Flows from Investing Activities
Purchase of equipment	$0	$(2,194)

Net Cash Used in Investing Activities	$0	$(2,194)

Cash Flows from Financing Activities
Issuance of common stock	$2,470	$0
Note payable	(1,055)	0
Issuance of options and warrants	139,451	0
Proceeds from officer/ shareholder loan	97,000	55,000

Net Cash Provided by Financing Activities	237,866	55,000

Net Increase (Decrease) in Cash and Cash Equivalents	(2,471)	(12,866)

Cash and Cash Equivalents at Beginning of Period	5,551	16,082

Cash and Cash Equivalents at End of Period	$3,080	$3,216

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Income taxes	$0	$0

The accompanying notes are an integral part of these statements.

CYBER DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending March 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB, for the year ended March 31, 2006.

NOTE 2 INVENTORIES

Inventory of purchased parts for eventual resale to customers are valued at the lower of cost or market, as determined by the first-in, first-out (FIFO) method and consisted of the following:

	June 30, 2006	March 31, 2006
Raw Materials	$388,996	$388,996
	$388,996	$388,996

NOTE 3 - STOCK OPTIONS AND WARRANTS

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R (SFAS No. 123R) which requires that stock options and warrants issued for compensation or services be recorded at their estimated fair value using option pricing models. The Company uses the Black-Scholes model to value its stock option and warrants. The Company used an interest rate of 3.05% and expected volatility of 4.6% in valuing its stock options. During the quarter ended June 30, 2006, the Company issued 1,957,500 options to employees and directors and 2,825,000 warrants to employees and investors.

A summary of option and warrant activity as of June 30, 2006 is as follows:

	Shares	Weighted Average Exercise Price $	Average Remaining Life	Fair Value
Outstanding, April 1, 2006	20,078,652	0.39	4.21
Granted options	1,957,500	0.20	10	92,657
Granted warrants	150,000	0.20	3	1,931
Granted warrants	3,675,900	0.20	7	120,891
Expired	150,000	4.00		0
Outstanding, June 30, 2006	25,712,052			215,479

NOTE 4 - STOCK SPLIT

On June 6, 2006, the Company declared a 3-for-2 stock split to be paid in the form of a 50% stock dividend to the stockholders of record as of June 26, 2006. Accordingly, the financial statements reflect the adjustments to common stock, options and warrants outstanding.

PART 1

ITEM 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Statements contained in this Report on Form 10-QSB that are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including without limitation, statements regarding industry trends, strategic business development, pursuit of new markets, competition, results from operations, and are subject to the safe harbor provisions created by that statute. A forward-looking statement may contain words such as "intends", "plans", "anticipates", "believes", "expect to", or words of similar import. Management cautions that forward-looking statements are subject to risks and uncertainties that could cause the Company's actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, marketing success, product development, production, technological difficulties, manufacturing costs, changes in economic conditions, competition, the ability to obtain financing on acceptable terms, future profitability, future profitability of acquired businesses or product lines, and those included in our company's Annual Report of Form 10KSB for the fiscal year ended March 31, 2006. Our company undertakes no obligation to release revisions to forward-looking statements to reflect subsequent events, changed circumstances, or the occurrence of unanticipated events.

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

Results of Operations

For Three Months Ended June 30, 2006

Net sales

Net sales for the quarter ended June 30, 2006 was $0 as compared to $0 for the quarter ended June 30, 2005. We are in early stages of developing the UNE-P migration services market in the U.S. due to newness of the market. We were waiting for the FCC's deregulation policies on local voice and data switching in order to enter this lucrative market with our systems.

Cost of Sales

We include in our cost of sales the materials and labor used, subcontractor costs and overhead incurred in the manufacture of our systems as well as any change in the valuation of our inventory, which was $0 and $0 for quarters ended June 30, 2006 and 2005, respectively.

Selling, general and administrative

Selling, general and administrative expenses increased from $55,542 in quarter ended June 30, 2005 to $210,695 in quarter ended June 30, 2006, representing an increase of $155,153 or approximately 279%, principally due to increase in stock option and warrant expense of $139,448.

Research and development

Research and development expenses increased from $5,769 in quarter ended June 30, 2005 to $6,731 in quarter ended June 30, 2006, representing an increase of $962 or approximately 17%. All development costs are expensed in the period incurred.

Net Income (loss) from operations

Net loss from operations in quarter ended June 30, 2006 was $(262,314) or $(.008) per share as compared with a loss of $(87,061) or $(.003) per share in quarter ended June 30, 2005.

Net income (loss) available to Common Stockholders

Preferred stock dividend was $3,125 and $3,125 in quarter ended June 30, 2006 and 2005, respectively. As a result of the foregoing, the net loss available to common stockholders in quarter ended June 30, 2006 was $(265,439) or $(.008) per share as compared to a net loss of $(90,186) or $(.003) per share in quarter ended June 30, 2005.

Liquidity and Capital Resources

Our ability to generate cash adequate to meet our needs results primarily from sale of preferred and common stock, cash flow from operations and cash advances in the form of loan from our Chief Executive Officer and a shareholder. Total working capital decreased by $123,027 to $(1,459,559) at June 30, 2006 from $(1,336,532) at March 31, 2006. The current ratio of current assets to current liabilities decreased to 0.21 to 1 as at June 30, 2006 from 0.23 to 1 as at March 31, 2006. Current levels of inventory are adequate to meet sales for a few months. We believe that our current sources of liquidity are insufficient to meet our needs. We need to obtain funds to pursue the domestic market. We have no off-balance sheet arrangements.

On November 3, 2005, we entered into definitive agreement with an accredited institutional investor for a $10 million private equity line of credit to be drawn upon until December 8, 2008. At our discretion, we can draw down a maximum of $100,000 each 7-day period. If we do not draw down in a specific period, our available equity line reduces by $100,000. As of June 30, 2006, we drew down $2,470 against the equity line and issued 10,000 shares of common stock. As of June 30, 2006, there remains approximately $8.4 million available balance under the private equity line.

As of the quarter ended June 30, 2006, our company has received cash advances of $ 1,078,300 and $177,000 from our Chief Executive Officer and a shareholder, respectively.

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

A) Exhibits

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

B) Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant for the three months ended June 30, 2006.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: August 8, 2006	CYBER DIGITAL, INC

By: /s/ J.C. Chatpar Chairman of the Board, President Chief Executive Officer and Chief Financial Officer