Form 10QSB
period 2006-09-30
CYBER DIGITAL INC
filed 2006-11-14
CIK 721295

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

The number of shares of stock outstanding at November 9, 2006: 33,504,813 shares of Common Stock; par value $.006666 per share.

PART 1. FINANCIAL INFORMATION

ITEM 1. Unaudited Financial Statements
CYBER DIGITAL, INC.
BALANCE SHEETS
ASSETS	September 30, 2006	March 31, 2006
	(Unaudited)	(Audited)
Current Assets
Cash and cash equivalents	$2,755	$5,551
Inventories	388,996	388,996
Prepaid and other current assets	9,360	9,205
Total Current Assets	401,111	403,752

Property and Equipment, net
Equipment	$339,394	$339,394
Furniture and Fixtures	64,355	64,355
Vehicle	37,814	37,814
Leasehold Improvements	4,786	4,786
	$446,349	$446,349
Accumulated depreciation	416,536	410,280
Total Property and Equipment	$29,813	$36,069

Other Assets	52,041	52,041

TOTAL ASSETS	$482,965	$491,862

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable, accrued expenses, and taxes	$242,935	$259,295
Accrued interest	373,480	293,596
Officer/ shareholder notes payable	1,319,300	1,158,300
Accrued dividend payable	26,094	19,818
Note payable - current portion	7,108	6,692
Settlement payable-current portion	0	2,583
Total Current Liabilities	1,968,917	1,740,284

Long Term Debt
Note payable	19,235	22,307

Total Liabilities	1,988,152	1,762,591

Commitments and Contingencies

Shareholders' Equity (Deficit)
Preferred stock - $.05 par value; cumulative, convertible and
Participating; authorized 10,000,000 shares
Series C; issued and outstanding 310 shares at
September 30, 2006 and March 31, 2006	16	16
Series E, issued and outstanding - 50 shares at
September 30, 2006 and March 31, 2006, respectively	3	3
Common stock - $.0066667 par value; authorized 60,000,000 shares;
issued and outstanding 33,504,813 and 33,489,813
shares at September 30, 2006 and March 31, 2006, respectively	223,366	223,266
Additional paid-in-capital	19,036,866	18,872,237
Accumulated deficit	(20,765,438)	(20,366,251)
Total Shareholders' Equity (Deficit)	(1,505,187)	(1,270,729)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$482,965	$491,862

The accompanying notes are an integral part of these statements.

CYBER DIGITAL, INC.
STATEMENTS OF OPERATIONS
(Unaudited)
	Three months ended September 30,
	2006	2005

Net Sales	$0	$0

Cost of Sales	0	0

Gross Profit	0	0

Operating Expenses
Selling, general and administrative expenses	$89,110	$61,025
Research and development	5,769	5,769

Total Operating Expenses	94,879	66,794

Loss from Operations	(94,879)	(66,794)

Other Income (Expense)
Interest expense	(35,716)	(26,921)
Other expense	0	0

Total Other Income (Expense)	(35,716)	(26,921)

Net Loss	(130,595)	(93,715)

Preferred Stock Dividend	3,151	3,151

Income Available to Common Shareholders	$(133,746)	$(96,866)

Net Loss Per Share of Common Stock

Loss from Operations - Basic	$(.004)	$(.003)
Diluted	$(.004)	$(.003)

Net Loss - Basic	$(.004)	$(.003)
Diluted	$(.004)	$(.003)

Weighted average number of common shares outstanding	33,504,813	33,489,813

The accompanying notes are an integral part of these statements.

CYBER DIGITAL, INC.
STATEMENTS OF OPERATIONS
(Unaudited)
	Six months ended September 30,
	2006	2005

Net Sales	$0	$0

Cost of Sales	0	0

Gross Profit	0	0

Operating Expenses
Selling, general and administrative expenses	$299,805	$116,567
Research and development	12,500	11,538

Total Operating Expenses	312,305	128,105

Loss from Operations	(312,305)	(128,105)

Other Income (Expense)
Interest expense	(80,604)	(52,671)
Other expense	0	0

Total Other Income (Expense)	(80,604)	52,671)

Net Loss	(392,909)	(180,776)

Preferred Stock Dividend	6,276	6,276

Income Available to Common Shareholders	$(399,185)	$(187,052)

Net Loss Per Share of Common Stock

Loss from Operations - Basic	$(.012)	$(.006)
Diluted	$(.012)	$(.006)

Net Loss - Basic	$(.012)	$(.006)
Diluted	$(.012)	$(.006)

Weighted average number of common shares outstanding	33,504,813	33,489,813

The accompanying notes are an integral part of these statements.

CYBER DIGITAL, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)
	Six months ended, September 30,
	2006	2005

Cash Flows from Operating Activities
Net loss	$(392,909)	$(180,776)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,923	142
Amortization	2,333	0
Stock based compensation	162,257	0
(Increase) decrease in operating assets:
Prepaid expenses	(155)	(1,000)
Other assets	0	(10,000)
Increase (decrease) in operating liabilities:
Accounts payable, accrued expenses and taxes	63,524	63,166
Settlement payable	(2,583)	(6,875)

Net Cash Used in Operating Activities	(163,610)	(135,343)

Cash Flows from Investing Activities
Purchase of equipment	$0	$(2,194)

Net Cash Used in Investing Activities	$0	$(2,194)

Cash Flows from Financing Activities
Issuance of common stock	$2,470	$0
Note payable	(2,656)	0
Proceeds from officer/ shareholder loan	161,000	137,000

Net Cash Provided by Financing Activities	160,814	137,000

Net Increase (Decrease) in Cash and Cash Equivalents	(2,796)	(537)

Cash and Cash Equivalents at Beginning of Period	5,551	16,082

Cash and Cash Equivalents at End of Period	$2,755	$15,545

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Income taxes	$0	$0

The accompanying notes are an integral part of these statements.

CYBER DIGITAL, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending March 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB, for the year ended March 31, 2006.

NOTE 2 INVENTORIES

Inventory of purchased parts for eventual resale to customers are valued at the lower of cost or market, as determined by the first-in, first-out (FIFO) method and consisted of the following:

	September 30, 2006	March 31, 2006
Raw Materials	$388,996	$388,996
	$388,996	$388,996

NOTE 3 - STOCK OPTIONS AND WARRANTS

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R (SFAS No. 123R) which requires that stock options and warrants issued for compensation or services be recorded at their estimated fair value using option pricing models. The Company uses the Black-Scholes model to value its stock option and warrants. The Company used an interest rate of 3.05% and expected volatility of 4.6% in valuing its stock options. During the period ended September 30, 2006, the Company issued 1,957,500 options to employees and directors and 2,825,000 warrants to employees and investors.

A summary of option and warrant activity as of September 30, 2006 is as follows:

	Shares	Weighted Average Exercise Price $	Average Remaining Life	Fair Value
Outstanding, April 1, 2006	20,078,652	0.39	4.21
Granted options	1,957,500	0.20	10	92,657
Granted warrants	150,000	0.20	3	1,931
Granted warrants	3,675,900	0.20	7	120,891
Expired	(165,000)	4.00		0
Outstanding, September 30, 2006	25,667,052			215,479

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

Overview

We are a designer, software developer and manufacturer of a range of unique distributed digital-voice-switching and Internet Protocol (IP) infrastructure equipment such as Class 4/5 TDM switches, IP soft-switches, routers, gateways, firewalls, voice-over IP (VoIP) and virtual private network (VPN) systems for public-switched-telephone-network (PSTN) operators and Internet Service Providers (ISP) worldwide. With our latest generation of software based switching systems, we can offer affordable voice and broadband data local switching services. Our mission is to become (i) a leading alternative local switching service provider offering aggregated VoIP and digital broadband services in the United States, and (ii) a cost-effective supplier of our digital voice switches and broadband data equipment to developing countries such as India, China, Brazil, Russia and Nigeria. In the U.S., we expect to generate recurring revenues from direct selling aggregated VoIP and digital broadband services to both businesses and residential customers. We believe that we are one of the first companies to offer aggregated VoIP services on existing telephone lines without requiring any additional customer premise equipment (CPE) or any changes to current wiring or network connection.

Unlike our competitor's systems, our systems are neither labor nor capital intensive but are software intensive. This capability, in contrast to that of our competitor's, makes our systems more compact, less power consuming and more affordable. Our digital voice switching and Internet Protocol (IP) infrastructure systems are based on our proprietary operating system software, which provides high performance, reliability and functionality. We believe that we are one of a very few companies in the world with proprietary technology of distributed digital switching. We have expended over $20 million dollars on the development of our rock solid proprietary state-of-the-art technology, which is built on 23 years of experience. Our systems are ideally suited for the U.S. pursuant to the recent FCC rulings.

Beginning March 2005, the U.S. Federal Communications Commission (FCC) decided to phase out UNE-P rules that forced the Bells to lease its local switching networks to its competitors (CSPs) at cut-rate prices. FCC further rules that CSPs must move all customers to non-Bell networks by March 2006 or pay exorbitant rates to the Bells for using their local switching facilities. Today, CSPs lease 17 million lines for $4.5 billion per year from the Bells, creating an immediate market opportunity. Morover, the Bells own 173 million lines creating a huge migration services opportunity for many years to come. This ruling favors us to evolve as an alternative local switching network provider, that is as an UNE-P migration service provider, to these CSPs as well as directly sell aggregated VoIP and digital broadband services to both businesses and residential customers.

We intend to be the first company to offer such local switching (UNE-P) migration services by deploying our vast array of local voice and broadband data switching infrastructure systems in Bell central office co-locations. In anticipation of this, we signed an agreement with Level 3 Communications who will provide for global voice and data termination services to all traffic generated on our local switching systems. In the U.S., providers of local switching networks retain approximately 90% of the recurring revenues from call origination services, and payout 10% for call termination services. We will provide our local switching (UNE-P) migration services to acquired CSPs as well as to other CSPs at affordable rates on recurring basis for local, long distance and international calls as well as broadband Internet access, VoIP and virtual private network (VPN) services.

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

These competitors CLECs and LDCs have lost the battle with the Bells. Beginning year 2005, the Bells started to virtually shut off access to their local voice and data switches. The Bells increased the local voice switch access charges by about 40 percent in 2006 with further escalations to over 75 percent by 2008. This makes local voice switch ownership by CLECs and LDCs an increasingly key factor for their future or they would have to seek UNE-P migration services from other providers. According to FCC rules, CLECs, LDCs and nascent UNE-P migration providers would be able to lease the copper wires to subscriber premises at cut-rate prices from the Bells, under the UNE-L policy. UNE-L is an acronym for Unbundled Network Element - Line, where Line means the copper wires to subscriber premises. This would permit CLECs, LDCs and nascent UNE-P migration providers (such as Cyber Digital) to co-locate their voice and data switches in the Bells' central offices. Hence, CLECs, LDCs and nascent UNE-P migration providers must rapidly build their own local switching facilities and networks. FCC further rules that CLECs and LDCs must also provide broadband data services along with voice services. So also FCC mandates that Internet service providers (ISP) must also provide voice along with broadband data services. Hence, CLECs, LDCs and ISPs must build their own local voice and broadband switching facilities and networks to serve their business and residential customers or obtain such services from nascent UNE-P migration providers. This means huge demand for our digital voice switches and broadband systems by nascent UNE-P migration providers and competitive service providers (CSPs) (hereinafter includes CLECs, LDCs and ISPs). We believe that combined power of our digital voice switches and broadband Internet systems offers nascent UNE-P migration providers and CSPs affordable one-stop solution for their local switching needs.

FCC's UNE-P phase-out ruling marks the beginning of the Next Revolution in telecommunication (i.e. the deregulation of the local voice and data services) as a successor to the First Revolution in January 1984 (i.e. the break-up of AT&T creating deregulation of long distance service). During the last 20 years, LDCs such as Sprint, MCI, and others have competed fiercely against AT&T by building their own long distance networks. This has resulted in long distance charges to be about 30% of a typical telephone bill. While, the local voice charges are about 70% today, largely controlled by the Bells. We want to be the premier provider of UNE-P migration services to non-facilities based CSPs as well as directly sell aggregated VoIP and digital broadband services to both businesses and residential customers. Moving forward, we see ourselves offering UNE-P migration services to these CSPs at affordable rates instead of them obtaining from the Bells at uneconomical rates.

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

We believe that our CDCO, CTSX and CIAN systems are ideally suited for building local digital voice switching and broadband data networks that requires increased reliability, performance, scalability, interoperability, and flexibility. Due to the UNE-P Phase Out Policy, we believe that we are poised to be a premier UNE-P migration service provider because of our highly compact digital voice switches and broadband systems, however, there can be no assurance that we will be successful in this market.

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

Results of Operations

For Three Months Ended September 30, 2006

Net sales

Net sales for the quarter ended September 30, 2006 was $0 as compared to $0 for the quarter ended September 30, 2005. We are in early stages of developing the UNE-P migration services market in the U.S. due to newness of the market. We were waiting for the FCC's deregulation policies on local voice and data switching in order to enter this lucrative market with our systems.

Cost of Sales

We include in our cost of sales the materials and labor used, subcontractor costs and overhead incurred in the manufacture of our systems as well as any change in the valuation of our inventory, which was $0 and $0 for quarters ended September 30, 2006 and 2005, respectively.

Selling, general and administrative

Selling, general and administrative expenses increased from $61,025 in quarter ended September 30, 2005 to $89,110 in quarter ended September 30, 2006, representing an increase of $28,085 or approximately 46%, principally due to increase in stock option and warrant expense of $22,809.

Research and development

Research and development expenses remain unchanged from $5,769 in quarter ended September 30, 2005 to $5,769 in quarter ended September 30, 2006. All development costs are expensed in the period incurred.

Net Income (loss) from operations

Net loss from operations in quarter ended September 30, 2006 was $(130,595) or $(.004) per share as compared with a loss of $(93,715) or $(.003) per share in quarter ended September 30, 2005.

Net income (loss) available to Common Stockholders

Preferred stock dividend was $3,151 and $3,151 in quarter ended September 30, 2006 and 2005, respectively. As a result of the foregoing, the net loss available to common stockholders in quarter ended September 30, 2006 was $(133,746) or $(.004) per share as compared to a net loss of $(96,866) or $(.003) per share in quarter ended September 30, 2005.

For Six Months Ended September 30, 2006

Net sales

Net sales for the period ended September 30, 2006 was $0 as compared to $0 for the period ended September 30, 2005. We are in early stages of developing the UNE-P migration services market in the U.S. due to newness of the market. We were waiting for the FCC's deregulation policies on local voice and data switching in order to enter this lucrative market with our systems.

Cost of Sales

We include in our cost of sales the materials and labor used, subcontractor costs and overhead incurred in the manufacture of our systems as well as any change in the valuation of our inventory, which was $0 and $0 for periods ended September 30, 2006 and 2005, respectively.

Selling, general and administrative

Selling, general and administrative expenses increased from $116,567 in period ended September 30, 2005 to $299,805 in period ended September 30, 2006, representing an increase of $183,238 or approximately 157%, principally due to increase in stock option and warrant expense of $162,257.

Research and development

Research and development expenses increased from $11,538 in period ended September 30, 2005 to $12,500 in period ended September 30, 2006, representing an increase of $962 or approximately 8%. All development costs are expensed in the period incurred.

Net Income (loss) from operations

Net loss from operations in period ended September 30, 2006 was $(392,909) or $(.012) per share as compared with a loss of $(180,776) or $(.006) per share in period ended September 30, 2005.

Net income (loss) available to Common Stockholders

Preferred stock dividend was $6,276 and $6,276 in period ended September 30, 2006 and 2005, respectively. As a result of the foregoing, the net loss available to common stockholders in period ended September 30, 2006 was $(399,185) or $(.012) per share as compared to a net loss of $(187,052) or $(.006) per share in period ended September 30, 2005.

Liquidity and Capital Resources

Our ability to generate cash adequate to meet our needs results primarily from sale of preferred and common stock, cash flow from operations and cash advances in the form of loan from our Chief Executive Officer and a shareholder. Total working capital decreased by $231,274 to $(1,567,806) at September 30, 2006 from $(1,336,532) at March 31, 2006. The current ratio of current assets to current liabilities decreased to 0.2 to 1 as at September 30, 2006 from 0.23 to 1 as at March 31, 2006. Current levels of inventory are adequate to meet sales for a few months. We believe that our current sources of liquidity are insufficient to meet our needs. We need to obtain funds to pursue the domestic market. We have no off-balance sheet arrangements.

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

On November 3, 2005, we entered into definitive agreement with an accredited institutional investor for a $10 million private equity line of credit to be drawn upon until December 8, 2008. At our discretion, we can draw down a maximum of $100,000 each 7-day period. If we do not draw down in a specific period, our available equity line reduces by $100,000. As of September 30, 2006, we drew down $2,470 against the equity line and issued 10,000 shares of common stock. As of September 30, 2006, there remains approximately $7.5 million available balance under the private equity line.

As of the period ended September 30, 2006, our company has received cash advances of $1,142,300 and $177,000 from our Chief Executive Officer and a shareholder, respectively.

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

A. Exhibits

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

B. Reports on Form 8-K

On August 10, 2006, September 5, 2006, and September 25, 2006, we filed reports on Form 8K in connection with promissory notes with J.C. Chatpar dated June 30, 2006, July 31, 2006, and August 31, 2006, respectively.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: November 9, 2006	CYBER DIGITAL, INC

By: /s/ J.C. Chatpar Chairman of the Board, President Chief Executive Officer and Chief Financial Officer