Form 10QSB
period 2006-12-31
CYBER DIGITAL INC
filed 2007-02-12
CIK 721295

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2006

[_]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____.

Commission File No.: 0-13992

CYBER DIGITAL, INC. and Subsidiaries

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

The number of shares of stock outstanding at February 8, 2007: 33,504,813 shares of Common Stock; par value $.006666 per share.

PART 1. FINANCIAL INFORMATION

ITEM 1. Unaudited Financial Statements
CYBER DIGITAL, INC. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
ASSETS	December 31, 2006	March 31, 2006
	(Unaudited)	(Audited)
Current Assets
Cash and cash equivalents	$35,266	$5,551
Inventories	388,996	388,996
Prepaid and other current assets	9,360	9,205
Total Current Assets	433,622	403,752

Property and Equipment, net
Equipment	$339,394	$339,394
Furniture and Fixtures	64,355	64,355
Vehicle	37,814	37,814
Leasehold Improvements	4,786	4,786
	$446,349	$446,349
Accumulated depreciation	416,165	410,280
Total Property and Equipment	$30,184	$36,069

Other Assets	47,374	52,041

TOTAL ASSETS	$511,180	$491,862

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable, accrued expenses, and taxes	$299,203	$259,295
Accrued interest	415,632	293,596
Officer/ shareholder notes payable	1,398,300	1,158,300
Accrued dividend payable	29,219	19,818
Note payable - current portion	7,108	6,692
Settlement payable-current portion	0	2,583
Total Current Liabilities	2,149,462	1,740,284

Long Term Debt
Note payable	17,064	22,307

Total Liabilities	2,166,526	1,762,591

Commitments and Contingencies

Shareholders' Equity (Deficit)
Preferred stock - $.05 par value; cumulative, convertible and
Participating; authorized 10,000,000 shares
Series C; issued and outstanding 310 shares at
December 31, 2006 and March 31, 2006	16	16
Series E, issued and outstanding - 50 shares at
December 31, 2006 and March 31, 2006, respectively	3	3
Common stock - $.0066667 par value; authorized 60,000,000 shares;
issued and outstanding 33,504,813 and 33,489,813
shares at December 31, 2006 and March 31, 2006, respectively	223,366	223,266
Additional paid-in-capital	19,059,675	18,872,237
Accumulated deficit	(20,938,406)	(20,366,251)
Total Shareholders' Equity (Deficit)	(1,655,346)	(1,270,729)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$511,180	$491,862

The accompanying notes are an integral part of these statements.

CYBER DIGITAL, INC. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three months ended December 31,
	2006	2005

Net Sales	$0	$0

Cost of Sales	0	0

Gross Profit	0	0

Operating Expenses
Selling, general and administrative expenses	$121,430	$57,118
Research and development	5,769	0

Total Operating Expenses	127,199	57,118

Loss from Operations	(127,199)	(57,118)

Other Income (Expense)
Interest expense	(42,646)	(29,372)
Other expense	0	0

Total Other Income (Expense)	(42,646)	(29,372)

Net Loss	(169,845)	(86,490)

Preferred Stock Dividend	3,125	3,125

Income Available to Common Shareholders	$(172,970)	$(89,615)

Net Loss Per Share of Common Stock

Loss from Operations - Basic	$(.005)	$(.003)
Diluted	$(.005)	$(.003)

Net Loss - Basic	$(.005)	$(.003)
Diluted	$(.005)	$(.003)

Weighted average number of common shares outstanding	33,504,813	33,489,813

The accompanying notes are an integral part of these statements.

CYBER DIGITAL, INC. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Nine months ended December 31,
	2006	2005

Net Sales	$0	$0

Cost of Sales	0	0

Gross Profit	0	0

Operating Expenses
Selling, general and administrative expenses	$421,235	$173,685
Research and development	18,269	11,538

Total Operating Expenses	439,504	185,223

Loss from Operations	(439,504)	(185,223)

Other Income (Expense)
Interest expense	(123,250)	(82,043)
Other expense	0	0

Total Other Income (Expense)	(123,250)	(82,043)

Net Loss	(562,754)	(267,266)

Preferred Stock Dividend	9,401	9,401

Income Available to Common Shareholders	$(572,155)	$(267,667)

Net Loss Per Share of Common Stock

Loss from Operations - Basic	$(.017)	$(.008)
Diluted	$(.017)	$(.008)

Net Loss - Basic	$(.017)	$(.008)
Diluted	$(.017)	$(.008)

Weighted average number of common shares outstanding	33,504,813	33,489,813

The accompanying notes are an integral part of these statements.

CYBER DIGITAL, INC. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine months ended, December 31,
	2006	2005

Cash Flows from Operating Activities
Net loss	$(562,754)	$(267,266)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,885	208
Amortization	4,667	0
Stock based compensation	185,067	0
(Increase) decrease in operating assets:
Prepaid expenses	(155)	(1,000)
Other assets	0	(10,000)
Increase (decrease) in operating liabilities:
Accounts payable, accrued expenses and taxes	161,945	75,385
Settlement payable	(2,583)	(10,458)

Net Cash Used in Operating Activities	(207,928)	(213,131)

Cash Flows from Investing Activities
Purchase of equipment	$0	$(2,194)

Net Cash Used in Investing Activities	$0	$(2,194)

Cash Flows from Financing Activities
Issuance of common stock	$2,470	$0
Note payable	(4,827)	0
Proceeds from officer/ shareholder loan	240,000	202,000

Net Cash Provided by Financing Activities	237,643	202,000

Net Increase (Decrease) in Cash and Cash Equivalents	29,715	(13,325)

Cash and Cash Equivalents at Beginning of Period	5,551	16,082

Cash and Cash Equivalents at End of Period	$35,266	$2,757

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Income taxes	$0	$0

The accompanying notes are an integral part of these statements.

CYBER DIGITAL, INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended December 31, 2006 are not necessarily indicative of the results that may be expected for the year ending March 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB, for the year ended March 31, 2006.

During the quarter ended December 31, 2006, the Company formed two subsidiaries; CYBD Acquisition, Inc. and CYBD Acquisition II, Inc. The subsidiaries were created to acquire the stock of two local telephone companies. The acquisition, pending regulatory approval, is expected to be completed in March 2007. At December 31, 2007, there was no activity related to these subsidiaries.

NOTE 2. - INVENTORIES

Inventory of purchased parts for eventual resale to customers are valued at the lower of cost or market, as determined by the first-in, first-out (FIFO) method and consisted of the following:

	December 31, 2006	March 31, 2006
Raw Materials	$388,996	$388,996
	$388,996	$388,996

NOTE 3. - STOCK OPTIONS AND WARRANTS

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R (SFAS No. 123R) which requires that stock options and warrants issued for compensation or services be recorded at their estimated fair value using option pricing models. The Company uses the Black-Scholes model to value its stock option and warrants. The Company used an interest rate of 3.05% and expected volatility of 4.6% in valuing its stock options. During the period ended December 31, 2006, the Company issued 1,957,500 options to employees and directors and 2,825,000 warrants to employees and investors.

A summary of option and warrant activity as of December 31, 2006 is as follows:

	Shares	Weighted Average Exercise Price $	Average Remaining Life	Fair Value
Outstanding, April 1, 2006	20,078,652	0.39	4.21
Granted options	1,957,500	0.20	10	92,657
Granted warrants	150,000	0.20	3	1,931
Granted warrants	3,675,900	0.20	7	120,891
Expired	(165,000)	4.00		0
Outstanding, December 31, 2006	25,667,052			215,479

NOTE 4. - STOCK SPLIT

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

Overview

We (CYBD) are a designer, software developer and manufacturer of a range of unique distributed digital-voice-switching and Internet Protocol (IP) broadband infrastructure equipment such as Class 5 local digital central office switches, Class 4 regional tandem digital central office switches, IP soft-switches, routers, gateways, firewalls, voice-over IP (VoIP) and virtual private network (VPN) systems for public-switched-telephone-network (PSTN) operators and Internet Service Providers (ISP) worldwide.

With our latest generation of software based switching systems, we can offer affordable voice and broadband data local switching services. Our mission is to become a leading alternative local switching service provider offering aggregated VoIP and digital broadband services in the United States. We expect to generate recurring revenues from selling aggregated VoIP and managed IP digital broadband services to small businesses and residential customers. We believe that we are one of the first companies to offer aggregated VoIP services on existing telephone lines without requiring any additional customer premise equipment (CPE) or any changes to current wiring or network connection.

Unlike our competitor's systems, our systems are neither labor nor capital intensive but are software intensive. This capability, in contrast to that of our competitor's, makes our systems more compact, less power consuming and more affordable. Our digital voice switching and Internet Protocol (IP) infrastructure systems are based on our proprietary operating system software, which provides high performance, reliability and functionality. We own the source code of our operating system. This allows us the flexibility to meet market demands without depending on third party operating systems. We believe that we are one of a very few companies in the world with proprietary hardware and software technology of distributed digital switching. We have expended over $20 million dollars on the development of our rock solid proprietary state-of-the-art technologies, which is built on 24 years of experience. Our systems are ideally suited for the U.S. pursuant to the recent Federal Communications Commission (FCC) rulings.

Market Opportunity

Beginning March 2005, FCC decided to phase out UNE-P rules that forced the Bells to lease its local switching networks to competitive local exchange carriers (CLECs) at cut-rate prices. FCC further rules that CLECs must move all customers to non-Bell networks by March 2006 or pay exorbitant rates to the Bells for using their local switching facilities. Today, CLECs lease 17 million lines for $4.5 billion per year from the Bells, creating an immediate market opportunity. Morover, the Bells own 173 million lines creating a huge migration services opportunity for many years to come. This ruling favors us to evolve as an alternative local switching network provider, that is, as an UNE-P migration service provider, to these CLECs as well as directly sell aggregated VoIP and digital broadband services to small businesses and residential customers.

We intend to be the leading company to offer local switching (UNE-P) migration services to CLECs by deploying our vast array of local voice and IP broadband data switching infrastructure systems by co-locating our systems in various Bell central offices. In anticipation of this, we signed an agreement with Level 3 Communications who will provide for global voice and data termination services to all traffic originating on our local switching systems. In the U.S., providers of local switching networks retain substantial portion of the recurring revenues as call origination services, and payout insignificant portion for call termination services. We will provide our local switching (UNE-P) migration services to CLECs at affordable rates on recurring basis for local, long distance and international calls as well as broadband Internet access, aggregated VoIP and virtual private network (VPN) services.

Our Range of Digital Voice Switches and Broadband Internet Protocol Systems for 'Last Mile' Solutions and UNE-P Migration Services

Cyber Distributed Central Office (CDCO) is a Class 5 local switch with packet and circuit switching technolgies providing aggregated VoIP enabled POTS, ISDN, analog trunks for PBXs - FX, DID, EM, T1, WSPSN, SS7, etc.

Cyber Tandem Exhange (CTSX) is a Class 4 switch with packet and circuit switching technolgies providing numerous T1 carrier grade VoIP enabled voice and IP enabled data trunks for business users.

Cyber Internet Access Network (CIAN) is a high performance IP distribution softswitch/router providing numerous business customers simultaneous broadband access at multiple T1 speeds up to DS3 and Ethernet 10/100 Mbps.

Cyber Business Internet Gateway (CBIG) is a customer-end, enterprise-wide virtual private network (VPN). CBIG is an IP private line based multi-function gateway, featuring a router, network address translator, Ethernet-to-T1 converter, CSU/DSU, firewall equipment, e-mail server and web server.

Competition

The competition in both VoIP and digital broadband services is intense. Almost all VoIP service providers need a broadband connection through which they provide VoIP service. They cannot provide VoIP services on existing telephone lines unless converted to DSL, a costly network conversion process. Moreover, current VoIP deployments can handle one telephone line service and cannot serve small businesses with multi-line analog trunks. Our unique technology allows us to serve small businesses by enabling their analog trunk lines to be converted to an aggregated VoIP platform. Our aggregated VoIP technology can also serve mass markets comprising of residential users without requiring any changes to current wiring or network connection. Our aggregated VoIP service is provided on our managed secure private IP network and does not use the public Internet. We also intend to offer carrier grade managed IP broadband service on T1 or multi-T1s to small businesses at much lower prices than our competitors.

Key Advantages

- Exploit early entrance in metropolitan service areas, before the Bells raise their charges second time or virtually shut off service to non-facilities based CLECs in about 3 years.

- Ideally suited to establish market in high density areas covering Mass Market Switching for both residential and small businesses, including T1 carrier grade managed IP broadband services exclusively for businesses.

- Our unique technological advantage is 'No Truck-rolls'; service offered on 'Hot-cut' basis requiring no additional customer premise equipment (CPE). We require no service technician to be dispatched to customer site nor any CPE installed by customer. Unlike other VoIP providers that require an ATA adapter (CPE) to be installed by service technician or the customer. Such ATA adapters fail to operate without local power and suffer from low reliability.

- Minimal investment required by CYBD for marketing; customer acquisition cost estimated at $45 per line.

- We have not included additional high margin revenues from value added offerings in conjunction with our current product line such as managed IP VPN, IP MPLS, etc.

- One stop solution for voice, data and video, high-speed Internet access, broadband data for IP VPN, VoIP, etc.

- Typically, valuation of a non-facilities based CLEC is about $300 per line, while that of a facilities based is $3,500 to $4,000 per line. Hence, if we grow through acquisition of CLECs, we substantially increase valuation in addition to increasing profit margins.

CYBD has determined that it can grow rapidly through acquisition of certain non-facilities based CLECs, who do not want to build their own local voice and broadband data switching facilities, despite the FCC's local switching (UNE-P) phase-out ruling. While these CLECs are, generally, excellent marketing companies and have already established a customer base, they lack the technical and network engineering aspects of owning and maintaining local voice and data switching facilities, which are among CYBD's core competences. Since, we are expecting to invest heavily in building the local voice and data switching facilities, we expect to acquire CLECs on cashless basis by assuming their debt, in the amount of their current valuation or buying them for cash at discount to their debt.

On December 14, 2006, we entered into definitive purchase agreements to acquire two CLECs, namely New Rochelle Telephone Corp. (NRT) and Telecarrier Services, Inc. (TSI), on a cashless basis through assumption of debt. We are acquiring NRT and TSI as an acquisition subsidiary wholly owned by CYBD. NRT is licensed to provide services in NY, NJ, PA, MA, OH and FL. TSI is licensed to provide services in NY, NJ, PA and MA. Both NRT and TSI have certificate of authority under Section 214 of the Communications Act of 1934, as amended, from FCC. Collectively, NRT and TSI have approximately 13,000 lines in service in NY, NJ and PA. NRT has resale agreement with Verizon for local switching and Qwest for long distance service. TSI provides services through NRT. Currently, NRT and TSI have combined annual revenues of $7.4 million with a net income of $0.8 million and have a debt of $1.3 million. Therefore, we are acquiring them on a cashless basis for $1.3 million by assuming their debt. Collectively, they are generating sufficient positive cash flow to service their debt. As part of telecom regulatory formalities concerning acquisitions, we have filed notifications to applicable states and FCC for their approval towards change of control of NRT and TSI to CYBD. Our acquisition of NRT and TSI will be concluded immediately after we receive these approvals, which are forthcoming.

By acquiring NRT and TSI we get instant customer base of about 13,000 lines that we are able to migrate to our network. This allows us to launch our network roll-out at a faster pace than that if we were to build the customer base from zero. Currently, NRT and TSI enjoy a gross profit margin of 37%, which reduces to 30% and 26% in the two following years, due to increases in local switching charges by Verizon. Upon migration of the customer lines to our network, the gross margins improve to 56%, resulting in net income increasing over 250%. We intend to expand resale business of NRT and TSI while, at the same time, migrating those customer lines that in the aggregate reach a few hundred lines per co-location Bell central office. We will use NRT and TSI proven management, marketing and sales team, customer services and provisioning facilities as a platform to build our migration services business, while our technology development and manufacturing division supplies the requisite network equipment comprising of CDCO, CTSX, CIAN and CBIG.

Our strategy is to grow through acquisitions as it provides for large-scale expansion and rapid deployment of our networks with minimal cost of customer acquisition. We are in negotiations with a number of other profitable non-facilities based CLECs for potential acquisitions.

Results of Operations

For Three Months Ended December 31, 2006

Net sales

Net sales for the quarter ended December 31, 2006 was $0 as compared to $0 for the quarter ended December 31, 2005. We are at the threshold of generating revenues upon the acquisition of NRT and TSI. We were waiting for the FCC's deregulation policies on local voice and data switching in order to enter this lucrative market with our systems.

Cost of Sales

We include in our cost of sales the materials and labor used, subcontractor costs and overhead incurred in the manufacture of our systems as well as any change in the valuation of our inventory, which was $0 and $0 for quarters ended December 31, 2006 and 2005, respectively.

Selling, general and administrative

Our selling, general and administrative expenses include all acquisition related expenses, which has been the predominant activity of the company. Selling, general and administrative expenses increased from $57,118 in quarter ended December 31, 2005 to $121,430 in quarter ended December 31, 2006, representing an increase of $64,312 or approximately 112%, principally due to increase in acquisition related expenses of $41,503 and compensation expense of $22,809. The increase in compensation expense is the result of adoption of Statement of Financial Accounting Standards No. 123R that requires any stock based compensation be recorded at fair value.

Research and development

Research and development expenses increased from $0 in quarter ended December 31, 2005 to $5,769 in quarter ended December 31, 2006. All development costs are expensed in the period incurred.

Net Income (loss) from operations

Net loss from operations in quarter ended December 31, 2006 was $(169,845) or $(.005) per share as compared with a loss of $(86,490) or $(.003) per share in quarter ended December 31, 2005.

Net income (loss) available to Common Stockholders

Preferred stock dividend was $3,125 and $3,125 in quarter ended December 31, 2006 and 2005, respectively. As a result of the foregoing, the net loss available to common stockholders in quarter ended December 31, 2006 was $(172,970) or $(.005) per share as compared to a net loss of $(89,615) or $(.003) per share in quarter ended December 31, 2005. We are at the threshold of generating net income upon the acquisition of NRT and TSI.

For Nine Months Ended December 31, 2006

Net sales

Net sales for the period ended December 31, 2006 was $0 as compared to $0 for the period ended December 31, 2005. We are at the threshold of generating revenues upon the acquisition of NRT and TSI. We were waiting for the FCC's deregulation policies on local voice and data switching in order to enter this lucrative market with our systems.

Cost of Sales

We include in our cost of sales the materials and labor used, subcontractor costs and overhead incurred in the manufacture of our systems as well as any change in the valuation of our inventory, which was $0 and $0 for periods ended December 31, 2006 and 2005, respectively.

Selling, general and administrative

Our selling, general and administrative expenses include all acquisition related expenses, which has been the predominant activity of the company. Selling, general and administrative expenses increased from $173,685 in period ended December 31, 2005 to $421,235 in period ended December 31, 2006, representing an increase of $247,550 or approximately 142%, principally due to increase in acquisition related expenses of $62,484 and compensation expense of $185,066. The increase in compensation expense is the result of adoption of Statement of Financial Accounting Standards No. 123R that requires any stock based compensation be recorded at fair value.

Research and development

Research and development expenses increased from $11,538 in period ended December 31, 2005 to $18,269 in period ended December 31, 2006, representing an increase of $6,731 or approximately 58%. All development costs are expensed in the period incurred.

Net Income (loss) from operations

Net loss from operations in period ended December 31, 2006 was $(562,754) or $(.017) per share as compared with a loss of $(267,266) or $(.008) per share in period ended December 31, 2005.

Net income (loss) available to Common Stockholders

Preferred stock dividend was $9,401 and $9,401 in period ended December 31, 2006 and 2005, respectively. As a result of the foregoing, the net loss available to common stockholders in period ended December 31, 2006 was $(572,155) or $(.017) per share as compared to a net loss of $(267,667) or $(.008) per share in period ended December 31, 2005. We are at the threshold of generating revenues upon the acquisition of NRT and TSI.

Liquidity and Capital Resources

Our ability to generate cash adequate to meet our needs results primarily from sale of preferred and common stock, cash flow from operations and cash advances in the form of loan from our Chief Executive Officer and a shareholder. Total working capital decreased by $198,763 to $(1,535,295) at December 31, 2006 from $(1,336,532) at March 31, 2006. The current ratio of current assets to current liabilities decreased to 0.22 to 1 as at December 31, 2006 from 0.23 to 1 as at March 31, 2006. Current levels of inventory are adequate to meet sales for a few months. We have no off-balance sheet arrangements.

Although, the acquisition of NRT and TSI will provide sufficient earnings and positive cash flow resulting in reasonable growth, additional financing will be needed to support our rapid growth plans through multiple acquisitions of CLECs. We are in negotiations with a number of other profitable non-facilities based CLECs for potential acquisitions.

On November 3, 2005, we entered into definitive agreement with an accredited institutional investor for a $10 million private equity line of credit to be drawn upon until December 8, 2008. At our discretion, we can draw down a maximum of $100,000 each 7-day period. If we do not draw down in a specific 7-day period, our available equity line reduces by $100,000. For instance, as of December 31, 2006, our available equity line had reduced by approximately $2.5 million. On June 2006, we drew down $2,470 against the equity line and issued 10,000 shares of common stock. Our ability to draw down depends on a number of factors such as price, volume and liquidity of our shares of common stock traded. As of December 31, 2006, there remains approximately $7.5 million available balance under the private equity line, however, we are unable to use it now for our growth and expansion because of very low price of our shares of common stock. Going forward, we hope that capital will be available under the equity line for our growth.

Our Chief Executive Officer continues to advance cash of about $40,000 per month to our company for its operations by personal borrowings from other sources. As of the period ended December 31, 2006, our company has received cash advances of $1,221,300 and $177,000 from our Chief Executive Officer and a shareholder, respectively.

Impact of Inflation

Inflation has historically not had a material effect on our operations.

ITEM 3. - Controls and Procedures

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K

On December 14, 2006, we filed report on Form 8K in connection with Stock Purchase Agreement with eLEC Communications Corp. to purchase 100% of the issued and outstanding shares of the common stock of New Rochelle Telephone Corp.

On December 14, 2006, we filed report on Form 8K in connection with Stock Purchase Agreement with eLEC Communications Corp. to purchase 100% of the issued and outstanding shares of the common stock of Telecarrier Services, Inc.

On October 26, 2006, and December 7, 2006, we filed reports on Form 8K in connection with promissory notes with J.C. Chatpar dated September 30, 2006, and October 31, 2006, respectively.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: February 9, 2007	CYBER DIGITAL, INC

By: /s/ J.C. Chatpar Chairman of the Board, President Chief Executive Officer and Chief Financial Officer