Form 10KSB
period 2007-03-31
CYBER DIGITAL INC
filed 2007-06-29
CIK 721295

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB
[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2007

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
Common Stock, $.006666 par value

________________________________________

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

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):

Yes [_]	No [X]

As of June 22, 2007, Registrant had 33,504,813 shares of Common Stock outstanding ($.006666 par value). On that Date, the aggregate market value of the Common Stock held by persons other than those who may be deemed affiliates of Registrant was $10,600,000 (based on the last sale price of $0.49 reported on the National Association of Securities Dealers, Inc. Over-The-Counter Bulletin Board on such date).

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

With our latest generation of software based switching systems, we can offer affordable voice and broadband data local switching services. Our mission is to become (i) a leading alternative local switching service provider offering aggregated VoIP and broadband services in the United States, and (ii) a cost-effective supplier of our digital voice switches and broadband data equipment to developing countries. In the U.S., we expect to generate recurring revenues from selling aggregated VoIP and managed IP digital broadband services to small businesses and residential customers. We believe that we are one of the first companies to offer aggregated VoIP services on existing telephone lines without requiring any additional customer premise equipment (CPE) or any changes to current wiring or network connection.

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

Beginning March 2005, FCC decided to phase out UNE-P rules that forced the Bells to lease its local switching networks to competitive local exchange carriers (CLECs) at cut-rate prices. FCC further rules that CLECs must migrate all customers to non-Bell networks by March 2006 or pay exorbitant rates to the Bells for using their local switching facilities. Today, CLECs lease 17 million lines for $4.5 billion per year from the Bells, creating an immediate market opportunity. Moreover, the Bells own 173 million lines creating a huge migration services opportunity for many years to come. This ruling favors us to evolve as an alternative local switching network provider, that is, as an UNE-P migration service provider, to these CLECs as well as directly sell aggregated VoIP and digital broadband services to small businesses and residential customers.

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

In developed countries, such as the United States, the requisite voice network is already in place, hence the number of Internet users is growing at unprecedented rates. In developing countries, there is some basic voice network, leaving many of these nations struggling to take part in the Internet revolution.

The demand for Internet applications, such as distance learning, municipal virtual private networks and medical/emergency communications systems have induced developing countries to aggressively invest in communications infrastructure. These countries must first build a basic voice network, the platform of the Internet, before they can become part of this information revolution.

Unlike technologically advanced countries, where the existing public voice telephone network consists of monolithic centralized digital switches, developing countries are seeking an alternative cost-effective approach, such as our distributed digital switching systems with wireless backhaul network connectivity. We believe that the trend in the telecommunications industry towards distributed switching from monolithic centralized switching is similar to the trend in the computer industry towards distributed networking personal computers from monolithic centralized mainframe computers. Similar to the computer industry where personal computing has been brought closer to the users, our distributed switching systems are also being installed closer to groups of subscribers, thereby dramatically reducing the cost of cabling. We believe that with our distributed switching system with wireless backhaul capability, the public telephone operating companies in developing countries can rapidly provide telephone services to their customers. It is substantially easier to install small, distributed switches than large monolithic centralized switches with their corresponding long cabling infrastructure. We believe that our digital voice switches are well suited for developing countries.

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

These competitors CLECs and LDCs have lost the battle with the Bells. Beginning year 2005, the Bells will begin to virtually shut off access to their local voice and data switches or the CLECs must pay exorbitant rates to the Bells for using their local switching facilities. The local voice switch access charges will be rising dramatically, making local voice switch ownership by CLECs and LDCs an increasingly key factor for their future or seek UNE-P migration services from other providers. However, CLECs, LDCs and nascent UNE-P migration providers would be able to lease the copper wires to subscriber premises at cut-rate prices from the Bells, under the UNE-L policy. UNE-L is an acronym for Unbundled Network Element - Line, where Line means the copper wires to subscriber premises. This would permit CLECs, LDCs and nascent UNE-P migration providers (such as Cyber Digital) to co-locate their voice and data switches in the Bells' central offices. Hence, CLECs, LDCs and nascent UNE-P migration providers must rapidly build their own local switching facilities and networks. FCC further rules that CLECs and LDCs must also provide broadband data services along with voice services. So also FCC mandates that Internet service providers (ISP) must also provide voice along with broadband data services. Hence, CLECs, LDCs and ISPs must build their own local voice and broadband switching facilities and networks to serve their business and residential customers or obtain such services from nascent UNE-P migration providers. This means huge demand for our digital voice switches and broadband systems by nascent UNE-P migration providers and competitive service providers (CSPs) (hereinafter includes CLECs, LDCs and ISPs). We believe that combined power of our digital voice switches and broadband Internet systems offers nascent UNE-P migration providers and CSPs affordable one-stop solution for their local switching needs.

We believe that we are at the threshold of the local telephone switching metamorphosis in the U.S. According to data released by FCC, to-date less than 6 million local-loop switched lines were owned by the CSPs as compared to 163 million such lines owned by the Bells. Hereafter, CSPs have to continuously invest, year after year, in bringing their local voice switching infrastructure at par with those of the Bells or obtain such services from nascent UNE-P migration providers such as Cyber Digital. We expect nascent UNE-P migration providers and CSPs to increase their capital expenditures towards that end. We intend to serve this high growth market, expected to be rising from almost zero to $4.5 billion annually.

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

CSPs must incorporate several fundamental changes into their current business models to effectively compete with the Bells. In the aftermath of the telecom meltdown and due to the UNE-P Phase Out Policy, the new facilities based CSPs will emerge along with nascent UNE-P migration providers, offering business and residential customers a broad range of voice and Internet scalable services and solutions. CSPs and UNE-P migration providers will significantly lower the cost of voice services, which are usage based, to their customers as the Bells currently control it. However, CSPs will not be able to lower the cost of Internet services using DSL, which are flat fee based, using "narrowband" Bells' copper wires. CSPs and nascent UNE-P migration providers will have to offer other more reliable broadband services based on carrier grade T1 (1.5 Mbps) to T3 (45 Mbps) rates using private line (PPP) packet switching protocols as well as Ethernet rates of 10/100 Mbps. According to FCC findings, the Bells have artificially maintained very high tariffs for T1 and T3 transport. Hence, FCC mandates the competition with the Bells in this area. Such broadband competition is expected to enhance productivity for business-to-business e-commerce applications. Hence, CSPs and nascent UNE-P migration providers will effectively compete with the Bells by offering business and residential customers superior network performance, reliability, security and applications.

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

  The emergence of Managed IP Private Line and Ethernet packet switched "broadband" technology.

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

Emergence of Managed IP Private Line and Ethernet Packet Switched "broadband" Technology

Managed Internet Protocol (IP) enabled private-line (PPP) and Ethernet (PPPoE) are packet-switching based "broadband" technologies that dramatically increases the reliability of packet data transmission over standard T1 or T3 digital carrier grade copper lines. It also dramatically increases the reliability of packet data transmission because of end-to-end integrity. We believe IP enabled PPP or PPPoE packet-based networks are significantly more efficient than traditional point-to-point networks, and allow end users to connect to any location that can be assigned an IP address. Traditional point-to-point networks, including the traditional telephone network and private data networks, are less efficient because they require a dedicated connection between two locations. Our CIAN router's IP enabled private-line or Ethernet packet-based networks allow multiple users to share broadband access to Internet.

OUR BUSINESS STRATEGY

Our strategy is to be a leading niche provider of UNE-P services to CSPs by deploying our distributed digital voice and broadband data switching systems in the United States. We intend to implement the following strategies to achieve our goal:

Growth Through Acquisitions

Our industry is consolidating, creating merger and acquisitions opportunities for us. Those entities that do not want to build their local switching networks have no choice but to merge with those that have it or merge with those that have the technology, such as Cyber Digital. Our strategy is to acquire those CSPs who do not want to build their own local voice and broadband data switching facilities despite the FCC's recent local switching phase-out ruling. While these CSPs are, generally, excellent marketing companies and have already established a customer base, they lack the technical and network engineering aspects of building and maintaining local voice and data switching facilities, which are among our core competences. These companies totally rely on the Bells for their local switching needs and currently, face erosion of their customer base due to FCC's recent rulings. We intend to acquire as many small to medium sized profitable CSPs. Our objective is to roll-out our local switching services nationally, which will take many years even through acquisitions.

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

Digital Voice Switches

To date, we have sold approximately 76 previous generations of our digital voice switches to the defense agencies of the U.S. federal government and to China serving over 60,000 lines.

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

COMPETITION

The competition in both VoIP and digital broadband services is intense. Almost all VoIP service providers need a broadband connection through which they provide VoIP service. They cannot provide VoIP services on existing telephone lines unless converted to DSL, a costly network conversion process. Moreover, current VoIP deployments can handle one or two telephone line service and cannot serve small businesses with multi-line analog trunks. Our unique technology allows us to serve small businesses by enabling their analog trunk lines to be converted to an aggregated VoIP platform. Our aggregated VoIP technology can also serve mass markets comprising of residential users without requiring any changes to current wiring or network connection. Our aggregated VoIP service is provided on our managed secure private IP network and does not use the public Internet. We also intend to offer carrier grade managed IP broadband service on T1 or multi-T1s to small businesses, similar to the offerings of Cbeyond Communications, at lower prices than our competitors.

Digital Voice Switches for UNE-P Migration Services

Currently, there is no direct competition in providing UNE-P migration services or supplying digital voice switches for the UNE-P migration services due to the newness of this market. However, there is indirect competition by DSL equipment suppliers that co-locate equipment in central offices for broadband services. Since, DSL cannot provide the full array of voice and special access services as required by businesses, minimal competition from DSL equipment suppliers is expected. Since, our competitor's digital voice switches are both bulky and heavy and cannot be co-located in the Bells' central offices, we find ourselves with limited competition in this upcoming high growth market. We believe that we are uniquely poised to take significant part of this market. The telecommunications and related networking industries are characterized by intense competition. We compete with numerous well-established foreign and domestic companies, many of which possess substantially greater financial, marketing, personnel and other resources than us. These companies have established reputations for success in the development, sale and service of digital switching and networking and related products.

Systems that perform many of the functions similar to our CDCO and CTSX digital voice switches are readily available from a limited number of competitors, namely Alcatel-Lucent Technologies, Nortel Networks, Alcatel and Siemens. However, our competitors systems are based on previous generation single-function monolithic centralized switching technology offering poor reliability, low performance, no scalability, no flexibility and are unsuitable for the UNE-P migration services that requires co-location at the Bells' central offices. Furthermore, these systems are large in physical size with fixed capacity, suffer from stranded capital, consume more power, and are cumbersome to use with modern wireless and optical backhaul network technologies. We have developed our systems on a next generation multi-function distributed switching technology offering superior reliability, performance, scalability and flexibility. Our systems offer modular growth in increments of 1,000 to unlimited number of subscribers and typically occupy 1/100th the space that of our competitor's offerings; making our systems ideally suited for co-location in the Bells' central offices for UNE-P migration services. Most importantly, we have developed specialized software for modern wireless and optical backhaul network technologies, such as our CyberMesh software. We can easily and rapidly implement future advancements in our systems through software. On the other hand, our competitors also have the research and development capabilities, and financial and technical resources necessary to enable them to respond to technical advances as well as evolving industry requirements and standards.

Unlike the existing Bells' public voice telephone network that consists of monolithic centralized digital switches, the CSPs will be seeking for an alternative cost-effective approach, such as our CDCO and CTSX distributed digital switching systems. We believe that the upcoming trend in the telecommunications industry towards distributed switching for local switching networks from monolithic centralized switching will follow a similar trend in the computer industry towards distributed networking personal computers from monolithic centralized mainframe computers, which began the PC revolution in 1980s. We believe that with our distributed switching systems, the CSPs or nascent UNE-P migration service provider can rapidly provide telephone services to their customers by migrating from UNE-P to UNE-L. It is substantially easier to install small, distributed switches than large monolithic centralized switches with their corresponding long cabling infrastructure. We believe that our digital voice switches are well suited for the local switching needs of CSPs or nascent UNE-P migration service providers.

We believe that our systems have the following three strengths:

(1) the installed cost of our digital voice switches (wireless backhaul or wireline) for local switching applications is less than those of the competition;

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

We are dependent on third-party manufacturers for the production of all of the component parts incorporated into our systems. We purchase our component parts from numerous third-party manufacturers and believe that numerous alternative sources of supply for most component parts are readily available, except for a few semiconductor components purchased from single source vendors. These are embedded processors and Pentium processors from Intel Corp., programmable gate array chips from Altera Corp., and certain telecom chips from Motorola, Inc., Rockwell Semiconductors Systems and PMC-Sierra Corp. If their respective manufacturers discontinue these, we would be required to redesign some of our systems by using other vendors' components, which could cause delays in delivery of systems. We believe that alternative sources of supply for such components are available. We are substantially dependent on the ability of our suppliers, among other things, to satisfy performance and quality specifications and dedicate sufficient production capacity for parts within scheduled delivery times. We do not maintain contracts with any of our suppliers. We purchase components pursuant to purchase orders placed from time to time in the ordinary course of business. Our ability to deliver systems on timely and competitive basis could be adversely affected due to failure or delay in delivery of parts caused by our suppliers.

We offer a one-year warranty for sales covering operating defects, during which period we will replace parts and make repairs to the system components at our expense.

RESEARCH AND DEVELOPMENT

Since the inception we have devoted substantial resources to the design and development of our systems. For the fiscal years ended March 31, 2007 and 2006, we expended approximately $25,000 and $18,269, respectively, on research and development. For the past few years, we substantially reduced our research and development expenditures due to lack of capital. Although our systems are fully developed such as our CDCO, CTSX, CRX, CSX, CBIG, CIAN, CFW and CWEB, we are continually seeking to refine and enhance our systems, including enhancements to comply with emerging regulatory or industry standards or the requirements of a particular customer or country. We believe that with our latest generation of CDCO, CTSX and CIAN systems we can provide UNE-P migration services for both voice and broadband data.

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

EMPLOYEES

As of the date hereof, we have 30 employees. At our headquarters, we have five employees engaged in general management, marketing, research and development, and administration. At our recently acquired wholly owned subsidiaries, New Rochelle Telephone Corp. and Telecarrier Services, Inc., we have 25 employees engaged in marketing, customer service, billing and provisioning. None of our employees is represented by a labor union. We consider our employee relations satisfactory.
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

Since inception, we have generated limited revenues from the sale of our products. We incurred losses of $932,643 and $562,346, respectively, for the fiscal years ending March 31, 2007 and 2006, and we anticipate that losses will continue until such time, if ever, as revenue from operations is sufficient to offset our operating costs.

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

We operate in an intensely competitive business. Among our principal competitors are well-established foreign and domestic companies, including Alcatel-Lucent Technologies, Nortel Networks, Siemens Corp., L.M. Ericsson Corp., Alcatel Telecom, and others that have developed systems that perform many of the same functions as our systems. In addition, computer networking companies engaged in empowering the Internet include companies such as Cisco Systems Inc., Juniper Networks, Check Point Software Technologies, Novell Inc., 3Com, and IBM Corp. which dominate the industry. All of these companies have substantially greater financing, marketing personnel and other resources than we do. In addition, they have established reputations for success in developing, selling, and servicing digital switching and networking and related systems and have established significant market penetration for their systems. These competitors also have the research-and-development capabilities and financial and technical resources necessary to enable them to respond to technological advances as well as evolving industry standards.

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

As of June 22, 2007, J.C. Chatpar, our President and Chief Executive Officer, owned beneficially approximately 46%of our outstanding common stock. Mr. Chatpar is able to influence all matters requiring stockholder approval, including election of directors and approval of significant corporate transactions. This concentration of ownership, which is not subject to any voting restrictions, could limit the price that investors might be willing to pay for our common stock. In addition, Mr. Chatpar is in a position to impede transactions that may be desirable for other stockholders. He could, for example, make it more difficult for anyone to take control of us.

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

Our recently acquired wholly owned subsidiaries, New Rochelle Telephone Corp. and Telecarrier Services, Inc., are located in approximately 4,000 square feet of leased space in White Plains, New York. The lease provides for annual base rent of $77,000 and expires November 30, 2008. This facility is adequate for our current needs.

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
	Price Per Share .
	High	Low
Fiscal Year Ended March 31, 2007
First Quarter	$0.29	$0.13
Second Quarter	0.30	0.12
Third Quarter	0.28	0.12
Fourth Quarter	0.35	0.11

Fiscal Year Ended March 31, 2006
First Quarter	$0.27	$0.09
Second Quarter	0.14	0.09
Third Quarter	0.11	0.04
Fourth Quarter	0.36	0.09

On March 31, 2007, the closing trade price of our common stock as reported on the Bulletin Board was $0.29 per share. On that date, there were approximately 507 stockholders of record of our common stock. We believe that on March 31, 2007, there were more than 2,400 beneficial holders of our common stock.

On June 6, 2006, we declared a 3-for-2 stock split to be paid in the form of a 50% stock dividend to the stockholders of record as of June 26, 2006. The prices have been adjusted to reflect the stock split, as applicable.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

When used in this report, press releases and elsewhere by the management of our company from time to time, the words "believes", "anticipates", and "expects" and similar expressions are intended to identify forward-looking statements that involve risks and uncertainties. Additionally, certain statements contained in this discussion may be deemed forward-looking statements that involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially or adversely are the following: the ability of our company to meet its working capital and liquidity needs, the status of relations between our company, its primary customers and distributors, the availability of long-term credit, unanticipated changes in the U.S. and international economies, business conditions and growth in the international and the U.S. telecommunications industry, level of growth in both voice and internet systems sales generally, the timely development and acceptance of new products, the impact of competitive products and pricing, changes in the cost of component materials, changes in product mix, the outcome of litigation in which our company is involved, along with product delays and other risks detailed from time to time in our company's SEC reports, including but not limited to this Annual Report on Form 10-KSB for the year ended March 31, 2007. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Our company undertakes no obligation to publicly release the results of any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Business Development and Strategic Plan

CYBD has determined that it can grow rapidly through acquisition of certain non-facilities based CLECs, who do not want to build their own local voice and broadband data switching facilities, despite the FCC's local switching (UNE-P) phase-out ruling. While these CLECs are, generally, excellent marketing companies and have already established a customer base, they lack the technical and network engineering aspects of owning and maintaining local voice and data switching facilities, which are among CYBD's core competences. Since, we are expecting to invest heavily in building the local voice and data switching facilities, we expect to acquire only profitable CLECs.

On December 14, 2006, we entered into definitive purchase agreements to acquire two CLECs, namely New Rochelle Telephone Corp. (NRT) and Telecarrier Services, Inc. (TSI), on a cashless basis through the issuance of convertible secured debt. Effective June 1, 2007, we acquired NRT and TSI as an acquisition subsidiary wholly owned by CYBD. These profitable companies were acquired on a cashless basis through an assumption of approximately $1.3 million in debt with an accredited institutional investor. In addition, CYBD also received 808,000 restricted shares on common stock of eLEC Communications Corp, the seller. NRT is licensed to provide services in the states of NY, NJ, PA, MA, OH and FL. TSI is licensed to provide services in the states of NY, NJ, PA and MA. Both NRT and TSI have certificate of authority under Section 214 of the Communications Act of 1934, as amended, from FCC. As of June 1, 2007, collectively, NRT and TSI have approximately 10,000 lines in service in NY, NJ and PA. NRT has resale agreement with Verizon for local switching and Qwest for long distance service. TSI provides services through NRT. Currently, NRT and TSI have combined annual revenues of approximately $6 million with a net income of approximately $0.7 million. Collectively, they are generating sufficient positive cash flow to service their debt.

By acquiring NRT and TSI we have instant customer base of about 10,000 lines that we are able to migrate to our network. This allows us to launch our network roll-out at a faster pace than that if we were to build the customer base from zero. Currently, NRT and TSI have a gross profit margin of 37%, which reduces to 30% and 26% in the two following years, due to increases in local switching charges by Verizon. Upon migration of the customer lines to our network, the gross margins improve to 56%, resulting in net income increasing over 250%. We intend to expand resale business of NRT and TSI while, at the same time, migrating those customer lines that in the aggregate reach a few hundred lines per co-location Bell central office. We will use NRT and TSI proven management, marketing and sales team, customer services and provisioning facilities as a platform to build our migration services business, while our technology development and manufacturing division supplies the requisite network equipment comprising of CDCO, CTSX, CIAN and CBIG.

Our overall strategy is to grow through acquisitions as it provides for large-scale expansion and rapid deployment of our networks with minimal cost of customer acquisition. We are in negotiations with a number of other profitable non-facilities based CLECs for potential acquisitions.

Results of Operations

Year Ended March 31, 2007, Compared to Year Ended March 31, 2006

Net sales

Net sales for the year ended March 31, 2007 (referred to as "fiscal year 2007"), were $0 from $0 for the year ended March 31, 2006 (referred to as "fiscal year 2006"). We were waiting for the FCC's deregulation policies on local voice and data switching in order to enter this lucrative market with our systems. Our overall strategy is to grow through acquisitions in the post FCC deregulation. Having acquired NRT and TSI as of June 1, 2007, moving forward we will have growing recurring sales revenues.

Cost of Sales

We include in our cost of sales the materials and labor used, subcontractor costs and overhead incurred in the manufacture of our systems as well as any change in the valuation of our inventory, which was $140,000 and $137,616 for fiscal years 2007 and 2006, respectively.

Selling, general and administrative

Selling, general and administrative expenses increased from $266,489 in fiscal year 2006 to $588,062 in fiscal year 2007, representing an increase of $321,573 or approximately 121%%, principally due to increase in acquisition related expenses of $106,092 and compensation expense of $215,481. The increase in compensation expense is result of adoption of Statement of Financial Accounting Standards No. 123R that requires any stock based compensation be recorded at fair value.

Research and development

Research and development expenses increased from $18,269 in fiscal year 2006 to $25,000 in fiscal year 2007, representing an increase of $6,731 or approximately 37%. All development costs are expensed in the period incurred.

Income (loss) from operations

Loss from operations in fiscal year 2007 was $(932,643) or $(.028) per share as compared with a loss of $(562,820) or $(.017) per share in fiscal year 2006.

Net income (loss) available to Common Stockholders

Preferred stock dividend was $12,526 and $12,526 in fiscal year 2007 and 2006, respectively. As a result of the foregoing, the net loss available to common stockholders in fiscal year 2007 was $(945,169) or $(.028) per share as compared to a net loss of $(575,346) or $(.017) per share in fiscal year 2006.

Liquidity and Capital Resources

Our ability to generate cash adequate to meet our needs results primarily from sale of preferred and common stock, cash flow from operations and cash advances in the form of loan from our Chief Executive Officer and a shareholder. Total working capital decreased by $709,033 to $(2,045,565) at March 31, 2007 from $(1,336,532) at March 31, 2006. The current ratio of current assets to current liabilities decreased to 0.12 to 1 as at March 31, 2007 from 0.23 to 1 as at March 31, 2006. Current levels of inventory are adequate to meet sales for a few months. We believe that our current sources of liquidity pursuant to the acquisitions of New Rochelle Telephone Corp. and Telecarrier Services, Inc., as of June 1, 2007, are sufficient to meet our near-term growth needs. However, we need additional capital to pursue more acquisitions to support our future growth needs. We have no off-balance sheet arrangements.

Net cash used in operating activities was $340,057 and $278,716 for fiscal year 2007 and fiscal year 2006, respectively.

We used $975 and $37,814 during fiscal year 2007 and fiscal year 2006, respectively, for investing activities. The cash used for investing activities relates primarily to purchases of equipment in fiscal year 2007 and fiscal year 2006.

Net cash provided by financing activities was $368,987 and $305,999 for fiscal year 2007 and fiscal year 2006, respectively.

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

On December 10, 2002, in lieu of foregone salaries by all employees in the aggregate amount of $516,658, the Board of Directors approved the issuance of 516,658 incentive stock options to all employees for their dedication and in recognition of them forego one-half of their salary since October 17, 2000. These options were granted at $.15 per share, which was above 100% of fair market value on the date of the grant.

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

In March 2004, we borrowed 177,000 under a promissory note with a shareholder. The note has a one-year maturity date and a ten percent interest rate per annum. Thereafter, in March 2007, we received additional cash advances from the same shareholder under a promissory note, with the same terms and conditions, currently totaling $275,000.

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

On September 30, 2005, we entered into a promissory note agreement with J.C. Chatpar, our CEO, in the amount of $516,300, representing cash advances to the company. The note has one-year maturity date and a ten percent interest rate per annum. Thereafter, we received additional cash advances from J.C. Chatpar under various promissory notes, with the same terms and condition, in the amounts of $753,300; $778,300; $806,300; $817,300; $832,300; and $931,300 outstanding as of June 30, 2006; July 31, 2006; August 31, 2006; September 30, 2006; October 31, 2006; and March 12, 2007, respectively.

During the fiscal years ended March 31, 2007 and 2006, the Company received cash advances of $275,000 and $277,000, respectively, from our Chief Executive Officer. As of the fiscal year ended March 31, 2007, our company has received cash advances of $1,256,300 and $275,000 from our Chief Executive Officer and a shareholder, respectively.

On September 2, 2005, we entered into definitive agreements with Dutchess Private Equities Fund, L.P., a Delaware limited partnership. The agreements include an Investment Agreement and a Registration Rights Agreement that were amended on November 3, 2005. Under the Investment Agreement, Dutchess can invest up to $10,000,000 to purchase common stock at a 5% discount to market price pursuant to put notices by our company. This agreement effectively provides an equity line of credit to be drawn upon at our discretion. Under the Registration Rights Agreement, we agreed to use commercially reasonable efforts to register all the shares that could be issued pursuant to the Investment Agreement within ninety (90) days of the execution of the agreements. As of December 9, 2005, we are able to access the funds under the equity line of credit since the registration statement was declared effective pursuant to section 8(a) of the Securities Act of 1933, as amended. We hope to use these funds to support both our long term and short term capital needs as well as to finance possible acquisitions of competitive service providers (CSPs). At March 31, 2007, the amount available under this equity line of credit is approximately $6 million.

Effective June 1, 2007, we acquired two telephone companies, New Rochelle Telephone Corp. and Telecarrier Services, Inc., from eLEC Communications Corp. These profitable companies were acquired on cashless basis through the issuance of secured convertible debt of approximately $1.3 million in debt with an accredited institutional investor. We also received 808,000 restricted shares of common stock of eLEC Communications Corp.

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

PART III

ITEM 9 - Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The directors, executive officers and key employees of our company are:
Name	Age	Office

Jawahar C. Chatpar	59	Chairman of the Board, President, and Chief Executive Officer

Jack P. Dorfman	69	Director

Terry L. Jones	59	Director

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

Summary Compensation Table

The following table sets forth information concerning the compensation for services in all capacities for the fiscal years ended March 31, 2007, 2006 and 2005 of those persons who were, at March 31, 2007 the chief executive officer (the "named officer"). During such periods, no executive officer of our company received compensation in excess of $100,000.
	Annual Compensation				Long Term Compensation			All Other Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compens- Ation ($)(1)	Restricted Stock Awards ($)	Securities Underlying Options/ SARs(#)	LTIP Payouts ($)
J.C. Chatpar, Chairman of the Board, President and Chief Executive Officer	2007 2006 2005	$92,500 $92,500 $92,500	None None None	None None None	None None None	1,927,500(4) 1,500,000(3) 1,500,000(2)	None None None	None None None

____________

(1) We have concluded that the aggregate amount of perquisites and other personal benefits paid to each of the named officers named in the table did not exceed the lesser of 10% of such officer's total annual salary and bonus for the 2007, 2006 and 2005 fiscal years or $50,000, thus, such amounts are not included in the table.

(2) In fiscal year 2005, Mr. Chatpar was granted options to purchase 1,500,000 shares of our common stock at an exercise price of $0.07 per share.

(3) In fiscal year 2006, Mr. Chatpar was granted options to purchase 1,500,000 shares of our common stock at an exercise price of $0.10 per share.

(4) In fiscal year 2007, Mr. Chatpar was granted options to purchase 1,927,500 shares of our common stock at an exercise price of $0.20 per share.

Option Grants In Last Fiscal Year

The following table sets forth information concerning stock option grants made during fiscal year 2007 to the named officers. We have not granted any stock appreciation rights.
Individual Grants
	Number of Securities	% of Total Options Granted	Exercise	Expiration
	Underlying Options	To Employees in	Price	Date
	Granted	Fiscal Year End	($/Share)
Name	(#)	(1)	(2)	(3)

J.C. Chatpar	1,927,500	95%	$0.20	05/23/16

_________________

(1) During fiscal year 2007, options to purchase an aggregate of 1,927,500 shares of our common stock were granted to Mr. Chatpar and options to purchase an aggregate of 90,000 shares of our common stock were granted to two other directors.

(2) The exercise price of the options granted was equal to the fair market value of the underlying stock on the date of grant.

  Options are immediately exercisable.

Aggregated Fiscal Year End Option Values

The following table sets forth information concerning the number of unexercised options and the Fiscal 2007 year-end value of unexercised options on an aggregated basis held by the named officers. We have not granted any stock appreciation rights in Fiscal 2007.

	Number of Securities Underlying Unexercised Options at Fiscal Year-End (#)		Value of Unexercised In-The-Money Options at Fiscal Year-End ($)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable

J.C. Chatpar	11,828,500	4,500,000	$2,834,315	0

____________

(1) Options are "in-the-money" if, on March 31, 2007 the market price of the Common Stock ($0.29) exceeded the exercise price of such options. The value of such options is calculated by determining the difference between the aggregate market price of our common stock underlying the options on March 31, 2007 and the aggregate exercise price of such options.

Compensation of Directors

We pay our directors $250 per board meeting. During Fiscal 2007, the board of directors met three times and each director attended at least 75% of the meetings of the board of directors. In addition, we currently reimburse each director for expenses incurred in connection with his attendance at each meeting of the board of directors.

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

ITEM 11 - Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of our company's common stock as of March 31, 2007, for (i) each person or group that is known to us to be a beneficial owner of more than 5% of the outstanding shares of our common stock, (ii) each of the named officers and directors, and (iii) all directors and executive officers of our company as a group. Except as otherwise indicated, we believe that such beneficial owners, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws, where applicable.
Names and Address Of Beneficial Owners	Number of Shares	Percentage Owned (1)(2)
J.C. Chatpar(3) c/o Cyber Digital, Inc. 400 Oser Avenue Hauppauge, NY 11788	30,058,318	46.4%
Jack P. Dorfman(4)	405,000	0.6%
Terry L. Jones (5)	1,486,845	2.3%
Prem Chatpar (6)	7,186,886	11.1%
All directors and executive officers as a group: (3) persons	31,950,163	49.3%

*less than 1%

(1) For purposes of computing the percentage of outstanding shares of Common Stock held by each person or group of persons named above, any security which such person or persons have or have the right to acquire within 60 days is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage of ownership of any other person.

(2) Assumes the exercise of all of the outstanding options and warrants to purchase in the aggregate 17,747,350 and 13,477,500, respectively, shares of our common stock.

(3) Includes 11,828,500 shares as to which Mr. J.C. Chatpar holds non-qualified stock options, which are exercisable at any time. Includes warrants to purchase 10,672,500 shares. Excludes 4,500,000 shares, as to which Mr. J.C. Chatpar holds non-qualified stock options, which are not exercisable, until certain conditions are attained. Does not include 714,000 shares owned by his wife, Sylvie Chatpar, to which shares Mr. J.C. Chatpar disclaims beneficial ownership.

(4) Includes 315,000 shares as to which Mr. Dorfman holds a non-qualified stock option, which are exercisable at any time. Does not include 540,000 shares owned by his wife, Sandra Dorfman, to which shares Mr. Dorfman disclaims beneficial ownership.

(5) Mr. Terry Jones is a general partner of a limited partnership that is the general partner of Syndicated Communications Venture Partners III, L.P. ("Syncom III"), a fund which on April 14, 1998, Syncom III converted all of its outstanding Series B-1 preferred stock into 1,291,845 shares of our common stock at a conversion price of $1.93 per share. Includes 195,000 shares as to which Mr. Jones holds non-qualified stock options which are exercisable at any time.

(6) Includes warrants to purchase 2,745,000 shares. Mr. Prem Chatpar is an individual stockholder and is the brother of Mr. J.C. Chatpar.

ITEM 12 - Certain Relationships and Related Transactions

On December 30, 1996, we consummated a private placement of its Series B-1 convertible preferred stock, par value $.05 per share, to Syncom III. We issued 2,000 shares of its Series B-1 stock to Syncom III in return for $2,000,000. On April 14, 1998, Syncom III converted all of its outstanding Series B-1 preferred stock into 1,291,845 shares of common stock at a conversion price of $1.93 per share.

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
10.13

  Declaration of a 3-for-2 stock split of the Company's common stock, $.01 par value, as of June 26, 2006 (incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated June 12, 2006

10.14	Promissory Note with J. C. Chatpar dated June 30, 2006 (incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated August 10, 2006).
10.15	Promissory Note with J. C. Chatpar dated July 31, 2006 (incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated September 5, 2006).
10.16	Promissory Note with J. C. Chatpar dated August 31, 2006 (incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated September 25, 2006).
10.17	Promissory Note with J. C. Chatpar dated September 30, 2006 (incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated October 26, 2006).
10.18	Promissory Note with J. C. Chatpar dated October 31, 2006 (incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated December 7, 2006).
10.19

  Stock Purchase Agreement among the Company, eLEC Communications Corp. and CYBD Acquisition, Inc., a wholly owned subsidiary of the Company, dated December 14, 2006 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 14, 2006).

10.20

  Stock Purchase Agreement among the Company, eLEC Communications Corp. and CYBD Acquisition II, Inc., a wholly owned subsidiary of the Company, dated December 14, 2006 (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated December 14, 2006).

10.21

  Amendment No. 1, dated February 27, 2007, to Stock Purchase Agreement among the Company, eLEC Communications Corp. and CYBD Acquisition, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 27, 2007).

10.22

  Amendment No. 1, dated February 27, 2007, to Stock Purchase Agreement among the Company, eLEC Communications Corp. and CYBD Acquisition II, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated February 27, 2007).

10.23	Promissory Note with J. C. Chatpar dated March 12, 2007 (incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated March 12, 2007).
10.24	Promissory Note with Prem Chatpar dated March 12, 2007 (incorporated herein by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K dated March 12, 2007).
10.25

  Amendment No. 2, dated April 13, 2007, to Stock Purchase Agreement among the Company, eLEC Communications Corp. and CYBD Acquisition, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 13, 2007).

10.26

  Amendment No. 2, dated April 13, 2007, to Stock Purchase Agreement among the Company, eLEC Communications Corp. and CYBD Acquisition II, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated April 13, 2007).

10.27	Promissory Note with Prem Chatpar dated April 30, 2007 (incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated April 30, 2007).
10.28

  Amendment No. 3, dated May 22, 2007, to Stock Purchase Agreement among the Company, eLEC Communications Corp. and CYBD Acquisition, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated May 22, 2007).

10.29

  Amendment No. 3, dated May 22, 2007, to Stock Purchase Agreement among the Company, eLEC Communications Corp. and CYBD Acquisition II, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated May 22, 2007).

10.30

  Amendment No. 4, dated June 8, 2007, to Stock Purchase Agreement among the Company, eLEC Communications Corp. and CYBD Acquisition, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 8, 2007).

10.31

  Amendment No. 4, dated June 8, 2007, to Stock Purchase Agreement among the Company, eLEC Communications Corp. and CYBD Acquisition II, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated June 8, 2007).

10.32

  Completion of Acquisitions of New Rochelle Telephone Corp., and Telecarrier Services, Inc. (incorporated herein by reference to Exhibits 10.1 through 10.7 to the Company's Current Report of Form 8-K dated June 22, 2007).

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  Reports of Form 8-K. Reports on Form 8-K were filed as given above Exhibits 10.21 through 10.31.

ITEM 14 - Principal Accountant Fees and Services

The Company paid or accrued the following fees in each of the prior two fiscal years to it's principal accountant, Blanchfield, Kober & Company, P.C.

		Year ended March 31, 2007	Year ended March 31, 2006

(1)	Audit fees	$18,000	$18,000
(2)	Audit-related fees	0	0
(3)	Tax fees	1,000	1,000
(4)	All other fees	0	0
	Totals	$19,000	$19,000

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

The Board reviewed the audited financial statements of the Company as of and for the year ended March 31, 2007 and 2006 with management and independent auditors. Management has the sole ultimate responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for their examination of those statements.

Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company's audited financial statements and recommended that they be included in its Annual Report on Form 10-KSB for the year ended March 31, 2007, for filing with the Securities and Exchange Commission.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 27, 2007
CYBER DIGITAL, INC.

By: /s/ J.C. Chatpar
J.C. Chatpar
Chairman of the Board, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J.C. Chatpar J.C. Chatpar	Chairman of the Board, President and Chief Executive Officer (Principal Executive and Financial Officer)	June 27, 2007

/s/ Jack P. Dorfman Jack P. Dorfman	Director	June 27, 2007

/s/ Terry Jones Terry Jones	Director	June 27, 2007

Index to Exhibits

Exhibit No.	Description of Document
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
10.13

Declaration of a 3-for-2 stock split of the Company's common stock, $.01 par value, as of June 26, 2006 (incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated June 12, 2006

10.14	Promissory Note with J. C. Chatpar dated June 30, 2006 (incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated August 10, 2006).
10.15	Promissory Note with J. C. Chatpar dated July 31, 2006 (incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated September 5, 2006).
10.16	Promissory Note with J. C. Chatpar dated August 31, 2006 (incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated September 25, 2006).
10.17	Promissory Note with J. C. Chatpar dated September 30, 2006 (incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated October 26, 2006).
10.18	Promissory Note with J. C. Chatpar dated October 31, 2006 (incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated December 7, 2006).
10.19

Stock Purchase Agreement among the Company, eLEC Communications Corp. and CYBD Acquisition, Inc., a wholly owned subsidiary of the Company, dated December 14, 2006 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 14, 2006).

10.20

Stock Purchase Agreement among the Company, eLEC Communications Corp. and CYBD Acquisition II, Inc., a wholly owned subsidiary of the Company, dated December 14, 2006 (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated December 14, 2006).

10.21

Amendment No. 1, dated February 27, 2007, to Stock Purchase Agreement among the Company, eLEC Communications Corp. and CYBD Acquisition, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 27, 2007).

10.22

Amendment No. 1, dated February 27, 2007, to Stock Purchase Agreement among the Company, eLEC Communications Corp. and CYBD Acquisition II, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated February 27, 2007).

10.23	Promissory Note with J. C. Chatpar dated March 12, 2007 (incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated March 12, 2007).
10.24	Promissory Note with Prem Chatpar dated March 12, 2007 (incorporated herein by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K dated March 12, 2007).
10.25

Amendment No. 2, dated April 13, 2007, to Stock Purchase Agreement among the Company, eLEC Communications Corp. and CYBD Acquisition, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 13, 2007).

10.26

Amendment No. 2, dated April 13, 2007, to Stock Purchase Agreement among the Company, eLEC Communications Corp. and CYBD Acquisition II, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated April 13, 2007).

10.27	Promissory Note with Prem Chatpar dated April 30, 2007 (incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated April 30, 2007).
10.28

Amendment No. 3, dated May 22, 2007, to Stock Purchase Agreement among the Company, eLEC Communications Corp. and CYBD Acquisition, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated May 22, 2007).

10.29

Amendment No. 3, dated May 22, 2007, to Stock Purchase Agreement among the Company, eLEC Communications Corp. and CYBD Acquisition II, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated May 22, 2007).

10.30

Amendment No. 4, dated June 8, 2007, to Stock Purchase Agreement among the Company, eLEC Communications Corp. and CYBD Acquisition, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 8, 2007).

10.31

Amendment No. 4, dated June 8, 2007, to Stock Purchase Agreement among the Company, eLEC Communications Corp. and CYBD Acquisition II, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated June 8, 2007).

10.32

Completion of Acquisitions of New Rochelle Telephone Corp., and Telecarrier Services, Inc. (incorporated herein by reference to Exhibits 10.1 through 10.7 to the Company's Current Report of Form 8-K dated June 22, 2007).

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

__________________________

CYBER DIGITAL, INC.

FINANCIAL STATEMENTS

AND

AUDITORS REPORT

__________________________

TABLE OF CONTENTS
Page

Independent Auditors' Report	1

Financial Statements

Consolidated Balance Sheets	2

Consolidated Statements of Operations	3

Consolidated Statements of Changes in Shareholders' Equity (Deficit)	4

Consolidated Statements of Cash Flows	5

Notes to Consolidated Financial Statements	6 -15

________________________

B L A N C H F I E L D, K O B E R & C O M P A N Y, P.C.

CERTIFIED PUBLIC ACCOUNTANTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Cyber Digital, Inc.

Hauppauge, New York

We have audited the accompanying consolidated balance sheets of Cyber Digital, Inc. and Subsidiaries as of March 31, 2007 and 2006, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended March 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2007 and 2006, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2007 in conformity with U.S. generally accepted accounting principles.

/s/ Blanchfield, Kober & Company, P.C.

Hauppauge, New York

June 27, 2007

1200 VETERANS MEMORIAL HIGHWAY, SUITE 350, HAUPPAUGE, NEW YORK 11788 TEL: (631) 234-4200 FAX: (631) 234-4272

__________________________

	CYBER DIGITAL, INC. and subsidiaries
	CONSOLIDATED BALANCE SHEETS
	March 31, 2007 and 2006

	2007	2006
ASSETS

Current Assets
Cash and cash equivalents	$33,506	$5,551
Inventories	248,996	388,996
Prepaid and other current assets	9,205	9,205

Total Current Assets	291,707	403,752

Property and Equipment, net	28,760	36,069

Other Assets	34,267	52,041

TOTAL ASSETS	$354,734	$491,862

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable, accrued expenses, and taxes	$308,168	$259,295
Accrued interest - shareholders	458,352	293,596
Officer/ shareholder notes payable	1,531,300	1,158,300
Accrued dividend payable	32,344	19,818
Note payable - current portion	7,108	6,692
Settlement payable-current portion	0	2,583
Total Current Liabilities	2,337,272	1,740,284

Long Term Debt
Note payable	15,408	22,307

Total Liabilities	2,352,680	1,762,591

Commitments and Contingencies

Shareholders' Equity (Deficit)
Preferred stock - $.05 par value; cumulative, convertible and
Participating; authorized 10,000,000 shares
Series C; issued and outstanding - 310 shares at
March 31, 2007 and 2006	16	16
Series E; issued and outstanding - 50 and 50 shares at
March 31, 2007 and 2006, respectively	3	3
Common stock - $.0066667 par value; authorized 90,000,000 shares;
Issued and outstanding 33,504,813 and 33,489,813
Shares at March 31, 2007 and 2006, respectively	223,366	223,266
Additional paid-in-capital	19,090,089	18,872,237
Accumulated deficit	(21,311,420)	(20,366,251)

Total Shareholders' Equity (Deficit)	(1,997,946)	(1,270,729)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$354,734	$491,862

See independent accountant's report and notes to financial statements.
Page 2

	CYBER DIGITAL, INC. and subsidiaries
	CONSOLIDATED STATEMENTS OF OPERATIONS
	March 31, 2007 and 2006

	2007	2006

Net Sales	$0	$0

Cost of Sales	140,000	137,616

Gross Profit	(140,000)	(137,616)

Operating Expenses
Selling, general and administrative expenses	$588,062	$266,489
Research and development	25,000	18,269

Total Operating Expenses	613,062	284,758

Loss from Operations	(753,062)	(422,374)

Other Income (Expense)
Interest expense	(166,312)	(117,339)
Other expense	(13,114)	(22,950)

Total Other Income (Expense)	(179,426)	(140,289)

Loss before Income Taxes	(932,488)	(562,663)

Provision for Income Taxes	155	157

Net Loss	(932,643)	(562,820)

Preferred Stock Dividend	12,526	12,526

Income Available to Common Shareholders	$(945,169)	$(575,346)

Net Loss Per Share of Common Stock (See Note 8)

Loss from Operations - Basic	$(.028)	$(.017)
Diluted	$(.028)	$(.017)

Net Loss - Basic	$(.028)	$(.017)
Diluted	$(.028)	$(.017)

Weighted average number of common shares outstanding	33,502,101	33,489,813

See independent accountant's report and notes to financial statements.

Page 3

			CYBER DIGITAL, INC. and subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
		Years ended March 31, 2007 and 2006

	Preferred Stock								Shareholders'
	Series C		Series E		Common Stock		Paid in	Accumulated	Equity
	Shares Amount		Shares Amount		Shares	Amount	Capital	Deficit	(Deficit)

Balance at March 31, 2005	310	$ 16	50	$ 3	33,489,813	$ 223,266	$ 18,866,737	$ (19,790,905)	$ (700,883)

Issuance of stock options							5,500		5,500

Net Loss								(562,820)	(562,820)

Accrued Dividend on E Preferred								(12,526)	(12,526)

Balance at March 31, 2006	310	$ 16	50	$ 3	33,489,813	$ 223,266	$ 18,872,237	$ (20,366,251)	$ (1,270,729)

Issuance of common stock					15,000	100	2,370		2,470

Issuance of stock options							215,482		215,482

Net Loss								(932,643)	(932,643)

Accrued Dividend on E Preferred								(12,526)	(12,526)

Balance at March 31, 2007	310	$ 16	50	$ 3	33,504,813	$ 223,366	$ 19,090,089	$ (21,311,420)	$ (1,997,946)

See independent accountant's report and notes to financial statements.

Page 4

	CYBER DIGITAL, INC. and subsidiaries
	CONSOLIDATED STATEMENTS OF CASH FLOWS
	Years ended March 31, 2007 and 2006

	2007	2006

Cash Flows from Operating Activities
Net loss	$(932,643)	$(562,820)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,284	10,388
Amortization	0	0
Bad debt expense	0	22,950
Inventory valuation allowance	140,000	137,579
Stock based compensation	215,482	0
Accrued shareholder interest	164,756	114,120
(Increase) decrease in operating assets:
Prepaid and other current assets	0	3,021
Other assets	17,774	(22,500)
Increase (decrease) in operating liabilities:
Accounts payable, accrued expenses and taxes	48,873	32,808
Settlement payable	(2,583)	(14,262)

Net Cash Used in Operating Activities	(340,057)	(278,716)

Cash Flows from Investing Activities
Purchase of equipment	(975)	(37,814)

Net Cash Used in Investing Activities	(975)	(37,814)

Cash Flows from Financing Activities
Issuance of common stock	2,470	0
Note payable	(6,483)	28,999
Proceeds from officer/shareholder loan	373,000	277,000

Net Cash Provided by Financing Activities	368,987	305,999

Net Increase (Decrease) in Cash and Cash Equivalents	27,955	(10,531)

Cash and Cash Equivalents at Beginning of Period	5,551	16,082

Cash and Cash Equivalents at End of Period	$33,506	$5,551

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Income taxes	$155	$157
Interest	1,556	3,219

Noncash Operating and Financing Activities
Accrued preferred stock dividend	$12,526	$12,526
Stock option issued for services	0	5,500

See independent accountant's report and notes to financial statements.

Page 5

CYBER DIGITAL, INC. and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006

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

Principles of Consolidation

The financial statements include the accounts of Cyber Digital, Inc. and two wholly owned subsidiaries, CYBD Acquisition, Inc. and CYBD Acquisition II, Inc. These subsidiaries were formed on October 11, 2006, in the State of New York. These subsidiaries had no assets and have not begun operations at March 31, 2007.

Operating and Financing Matters

Since inception, the Company has devoted substantial resources to the design and development of the Company's systems and technology. As such, the Company has not achieved revenue growth and has incurred operating losses. At March 31, 2007, the Company had an accumulated deficit of $21,311,419 and a shareholders' deficit of $1,997,946. The decrease in equity from March 31, 2006 to March 31, 2007 is due mainly to a net operating loss during the fiscal year ended March 31, 2007. During the fiscal years ended March 31, 2007, 2006 and 2005, the Company received cash advances of $373,000, $277,000 and $209,000 respectively, from the Chief Executive Officer and a shareholder. The Company historically has generated sufficient cash flow to support its operations mainly from issuances of debt and equity securities. The Company anticipates additional issuances of debt and/or equity. The viability of the Company is dependent upon future revenues and additional issuances of equity.

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

CYBER DIGITAL, INC. and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006

Note 1 - Summary of Significant Accounting Policies (continued)

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

Impairment of Long Lived Assets

The Company periodically reviews its assets for impairment in accordance with Financial Accounting Standards Board ("FASB") Statement No. 121 "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of". As a result, the Company has recognized an impairment loss $10,774 that is included in other expense in the statement of operations. The loss is due to the write off of intangible assets that were incurred in connection with business opportunities outside the United States. The Company no longer intends to pursue these business opportunities.

CYBER DIGITAL, INC. and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006

Note 1 - Summary of Significant Accounting Policies (continued)

Stock-Based Compensation

In January 2006, the Company adopted Statement of Financial Accounting Standards No. 123R which requires the Company to recognize the cost of employee compensation and services in exchange for awards of stock options and warrants based on the grant date fair value of those awards. Stock based compensation for the year ended March 31, 2007, is in accordance with SFAS No. 123R

For the year ended March 31, 2006, the Company accounted for stock based compensation in accordance with Accounting Principles Board Opinion No. 25.("APB 25"). In accordance with APB 25, no compensation cost is recognized for the year ended March 31, 2006, since the option exercise price was not less than the market price of the underlying stock on the date of the grant. Pro forma information is presented in the stock based compensation footnote (See note 9).

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 "Business Combinations" ('SFAS 141") which requires the Company to account for future business combinations using the purchase method. The statement of operations for the year ended March 31, 2007, includes indirect and general expenses related to business acquisitions that have been expensed as required by SFAS 141.

Concentration of Credit Risk

The Company places most of temporary cash investments with financial institutions and may exceed the FDIC limit. The Company has not experienced any losses to date resulting from this policy.

Note 2 - Inventories

Inventories consist of the following at March 31:

	2007	2006
Raw materials	$248,996	$388,996
Finished goods	0	0
	$248,996	$388,996

For the years ended March 31, 2007 and 2006, the Company has provided valuation allowances of $140,000 and $137,616, respectively, against its inventory.

CYBER DIGITAL, INC. and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006

Note 3 - Property and Equipment

Major classes of property and equipment consist of the following at March 31:
	2007	2006	Useful Lives
Machinery and equipment	$339,932	$339,394	5 years
Furniture and fixtures	64,355	64,355	7 years
Vehicle	37,814	37,814	5 years
Leasehold improvements	4,786	4,786	Lease term
	446,887	446,349
Less: Accumulated depreciation	418,127	410,280
	$28,760	$36,069

Note 4 - Other Assets

Other assets consist of various security deposits and deferred financing costs of $18,667 and $25,667, respectively. Amortization expense for the years ended March 31, 2007 and 2006 was $7,000 and $2,333, respectively.

Note 5 - Officer/ Shareholder Loans Payable

During the 2002 fiscal year the Company issued a promissory note to its Chief Executive Officer, J.C Chatpar, in the amount of $325,000. The note is secured by all assets of the Company. The note was due on March 11, 2003 with interest accrued at 10%. Overdue principal and, to the extent permitted by applicable law, overdue interest shall bear interest at the applicable rate plus 2% per annum and shall be payable upon demand. The Company received additional advances from J.C. Chatpar of $275,000, $277,000 and $209,000 during the years ended March 31, 2007, 2006 and 2005, respectively. These additional advances bear interest at 10% and are due on demand.

During the year ended March 31, 2004, the Company received advances from a shareholder in the amount of $177,000. During the year ended March 31, 2007, the Company received additional advances of $98,000. These advances are due on demand and bear interest at 10%.

The loans payable to Officer/ Shareholder at March 31, 2007 and 2006 was $1,531,300 and $1,158,300, respectively. Accrued interest was $458,352 and $293,596 and interest expense was $164,756 and $ 96,372 for the years ended March 31, 2007 and 2006, respectively.

Note 6 - Line of Credit

On November 3, 2005, the Company entered into definitive agreement with an accredited institutional investor for a $10 million private equity line of credit to be drawn upon until December 8, 2008. The Company, at its option, may draw down on the line up to $100,000 for each 7-day increment, as defined. If the Company does not utilize the line of credit during the 7-day period, the line reduces by $100,000. At March 31, 2007, approximately $6 million was available under the line of credit. In June 2006, the Company drew down $2,470 against the equity line and issued 10,000 shares of common stock. The ability to draw down depends on a number of factors such as price, volume and liquidity of our shares of common stock traded.

CYBER DIGITAL, INC. and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006

Note 7 - Notes Payable

In April 2005, the Company financed the purchase of a vehicle with a note payable. The note bears interest at 5.79% and is secured by the vehicle. The note requires future payments as follows:
2008	$ 6,868
2009	$ 7,276
2010	$ 7,709
2011	$ 663
Total	$22,516

Note 8 - Earnings (Loss) Per Share

On June 26, 2006, the Company declared 3-for-2 stock split. The weighted average common shares outstanding have been adjusted for all periods presented to give effect to the stock split. Earnings per share ("EPS") has been computed and presented pursuant to the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share.
	2007	2006
Net Loss	$(932,643)	$(562,820)
Dividends on Preferred Stock	12,526	12,526
Income Available to Common Shareholders	$(945,169)	$(575,346)
Weighted Average Common Shares Outstanding	33,502,101	33,489,813
Basic EPS	$(.028)	$(.017)
Diluted EPS	$(.028)	$(.017)

Diluted earnings per share does not include any stock warrants, options, or convertible preferred stock as the inclusion of these items would be antidilutive to earnings per share.

Note 9 - Stock Option Plans

The Company's Board of Directors adopted, on November 7, 1997, the 1997 Stock Incentive Plan (the "1997 Plan"). The 1997 plan is a successor to the 1993 plan, which has been terminated. Under the terms of the 1997 Plan, 1,276,499 shares were reserved for issuance to officers, directors, other employees and consultants meeting certain qualifications. During March 2001, the 1997 plan was amended to increase the number of shares reserved for issuance from 1,276,499 to 4,276,499. Under the 1997 Plan, incentive stock options are granted at 100% of fair market value on the date of grant. The right to exercise the options accrues equally on each of the first, second, third and fourth anniversaries of the date of grant. Options granted under the plan expire on the day before the tenth anniversary of the plan.

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

CYBER DIGITAL, INC. and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006

Note 9 - Stock Option Plans (continued)

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

In addition to these plans, the Company has issued non-qualified stock options and warrants upon the approval by the Board of Directors. Such options and warrants are granted at 100% of fair market value on the date of the grant. Information with respect to non-qualified stock options and warrants is summarized as follows:

	Price	Shares
Outstanding, April 1, 2006	$0.10 to $1.81	25,696,450
Granted options	$0.20	2,017,500
Granted warrants	$0.20	3,825,900
Expired	$3.00 to $4.00	(165,000)
Outstanding, March 31, 2007		31,374,850

	Options and Warrants Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at 3/31/07	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable as of 3/31/07	Weighted Average Exercise Price
$0.07 to $0.26	$ 21,204,850	4.31	$ 0.13	$ 17,494,227	$ 0.13
$0.27 to $1.00	8,325,000	2.36	0.35	8,321,250	0.35
$1.62 to $2.00	1,845,000	1.72	1.79	1,845,000	1.79
	$ 31,374,850	3.64	$ 0.29	$ 27,660,477	$ 0.31

CYBER DIGITAL, INC. and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006

Note 9 - Stock Option Plans (continued)

The Company uses the Black-Scholes model to value its stock and warrants. The following assumptions were employed to estimate the fair value of stock options granted:

	Fiscal Years Ended March 31,
	2007	2006
Expected dividend yield	0.00%	0.00%
Expected price volatilities	4.6%	4.6%
Risk-free interest rate	3.05%	3.05%
Expected life (years)	5	5

As of January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R (SFAS No. 123R) which requires that stock options and warrants issued for compensation or services be recorded at their estimated fair value using option pricing models. The Company uses the "Modified Prospective Method" as a result prior periods have not been restated.

Pro forma information, as required for the period prior to the adoption of SFAS 123R, is as follows:
	2007	2006
Weighted average fair value of
Options granted	$0.055	$0.033
Net Loss
As reported	$(932,643)	$(562,820)
Pro Forma	(932,643)	(603,843)
Net Loss Per Share
As reported
Basic	$(.028)	$(.025)
Diluted	$(.028)	$(.025)
Pro Forma
Basic	$(.028)	$(.027)
Diluted	$(.028)	$(.027)

Note 10 - Convertible, Cumulative and Participating Preferred Stock

In August 2004, the Company issued 50 shares of Series E convertible preferred stock and 50,000 warrants to purchase common stock in a private placement. The Series E preferred stock is entitled to receive a cumulative annual dividend equal to 25% of the Series E issue price. The dividend shall be payable in cash or in shares of the Company upon conversion or at the end of the three year term. Accrued dividend payable on the Series E preferred stock was $32,343 at March 31, 2007 and $19,818 at March 31, 2006.

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

CYBER DIGITAL, INC. and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006

Note 10 - Convertible, Cumulative and Participating Preferred Stock (continued)

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

CYBER DIGITAL, INC. and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006

Note 11 - Income Taxes

The Company has net operating loss carryforwards for tax purposes amounting to approximately $13 million that may be offset against future taxable income which expire through 2027.

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

The change in the deferred tax asset (as well as the valuation account) was approximately $129,000 and $85,000 for the fiscal years ended March 31, 2007 and 2006, respectively.

Note 12 - Commitments and Contingencies

Employment Contract

On August 3, 2001, the Company renewed the employment agreement with the Chairman. This agreement is automatically renewable for successive three-year periods. The current agreement is for a three year period covering August 4, 2004 through August 3, 2007.

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

CYBER DIGITAL, INC. and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007 and 2006

Operating Leases

The Company leases space under a noncancelable operating lease in Hauppauge, New York. This lease is for a five-year period and expires on May 31, 2009. This location is the Company's executive offices and operations. Rent expense was $72,839 and $70,471 for the years ended March 31, 2007 and 2006, respectively.

Future minimum rentals are as follows:

For years ending	March 31, 2008	$58,220
	March 31, 2009	$58,220
	March 31, 2010	$15,703

Government Regulation

The Company's operations are highly sensitive to regulations promulgated by the United States and throughout the world in which the Company has targeted its marketing efforts. These regulations or deregulations could affect both the competition for the Company's product as well as the costs associated with doing business abroad.

Litigation

The Company is subject to legal proceedings and claims that arise in the ordinary course of business. In the opinion, of management, the amount of any liability is not likely to have a material effect on the financial statements.

Note 13 - Subsequent Event

Effective June 1, 2007, the Company issued a secured convertible term note in the principal amount of approximately $1,300,000. The note is due July 1, 2010 and bears interest at prime plus 2% but no less than 9%. The note may be paid in cash or common stock based on the Company's stock price, as defined. In addition, the Company entered into a Registration Rights Agreement with the purchaser that requires the Company to register its securities for resale to the purchaser. The Registration Rights Agreement includes liquidating damages for failure to file the Registration Statement by certain date, as defined.

Effective June 1, 2007, the Company acquired two telephone companies, New Rochelle Telephone Corp. and Telecarrier Services, Inc., from eLEC Communications Corp., ("Seller"). These companies were acquired on cashless basis through the issuance of approximately $1.3 million of secured convertible debt. The Company also received 808,000 restricted shares of common stock of the Seller.

In addition, the Seller has indemnified the Company against certain liabilities of the acquired companies. Selected information related to the acquired companies for the year ended November 30, 2006 is as follows:
	2006	2005
Total assets	$ 839,769	$ 2,963,765
Revenue	8,153,328	15,849,561
Operating income (loss)	913,791	(660,794)
Net income (loss)	$ 903,224	$ (666,308)