Form 10QSB
period 2007-06-30
CYBER DIGITAL INC
filed 2007-08-14
CIK 721295

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

The number of shares of stock outstanding at August 13, 2007: 33,529,813 shares of Common Stock; par value $.006666 per share.

PART 1. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements
CYBER DIGITAL, INC. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
	June 30, 2007	March 31, 2007
ASSETS	(Unaudited)	(Audited)
Current Assets
Cash and cash equivalents	$63,867	$33,506
Marketable securities	275,000	0
Accounts receivable, net	603,733	0
Inventories	248,996	248,996
Prepaid and other current assets	90,311	9,205
Total Current Assets	1,281,907	291,707

Property and Equipment, net
Equipment	$403,068	$339,932
Furniture and Fixtures	64,355	64,355
Vehicle	37,814	37,814
Leasehold Improvements	4,786	4,786
	$510,023	$446,887
Accumulated depreciation	444,439	418,127
Total Property and Equipment	$65,584	$28,760

Other assets	73,581	34,267
Customer contracts	1,934,514	0
Other intangible assets	298,750	0
TOTAL ASSETS	$3,654,336	$354,734

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable, accrued expenses, and taxes	$1,322,517	$308,168
Accrued interest	508,789	458,352
Officer/ shareholder notes payable	1,606,300	1,531,300
Accrued dividend payable	35,469	32,344
Equipment loan payable- current portion	7,108	7,108
Convertible note payable-current portion	237,698	0
Deferred revenue	125,566	0
Total Current Liabilities	3,843,447	2,337,272

Long Term Liabilities
Equipment loan payable	13,728	15,408
Convertible note payable	1,069,640	0
Other liabilities	874,301	0
Total Liabilities	5,801,116	2,352,680

Shareholders' Equity (Deficit)
Preferred stock - $.05 par value; cumulative, convertible and
Participating; authorized 10,000,000 shares
Series C; issued and outstanding - 310 shares at
June 30, 2007 and March 31, 2007	16	16
Series E; issued and outstanding -50 shares at
June 30, 2007 and March 31, 2007	3	3
Common stock - $.0066667 par value; authorized 90,000,000 shares;
issued and outstanding 33,529,813 and 33,504,813
shares at June 30, 2007 and March 31, 2007, respectively	223,533	223,266
Additional paid-in-capital	19,098,255	19,090,089
Accumulated deficit	(21,468,587)	(21,311,420)
Total Shareholders' Equity (Deficit)	(2,146,780)	(1,997,946)
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,654,336	$354,734

The accompanying notes are an integral part of these statements.

CYBER DIGITAL, INC. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
	(Unaudited)
	Three months ended June 30,
	2007	2006

Net Sales	$445,049	$0

Cost of Sales	281,411	0

Gross Profit	163,638	0

Operating Expenses
Selling, general and administrative expenses	$252,822	$210,695
Research and development	5,769	6,731

Total Operating Expenses	258,591	217,426

Loss from Operations	(94,953)	(217,426)

Other Income (Expense)
Interest expense	(50,755)	(44,888)
Other expense	0	0

Total Other Income (Expense)	(50,755)	(44,888)

Net Loss	(145,708)	(262,314)

Preferred Stock Dividend	3,125	3,125

Income Available to Common Shareholders	$(148,833)	$(265,439)

Net Loss Per Share of Common Stock

Loss from Operations - Basic	$(.004)	$(.008)
Diluted	$(.004)	$(.008)

Net Loss - Basic	$(.004)	$(.008)
Diluted	$(.004)	$(.008)

Weighted average number of common shares outstanding	33,509,013	33,504,813

The accompanying notes are an integral part of these statements.

CYBER DIGITAL, INC. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
	(Unaudited)
	Three months ended, June 30,
	2007	2006

Cash Flows from Operating Activities
Net loss	$(145,708)	$(262,314)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,802	1,962
Amortization intangible assets	49,096	0
Accrued interest	50,437	44,564
Deferred revenue	(3,184)	0
(Increase) decrease in operating assets:
Accounts receivable	(113,771)	0
Prepaid expenses	(56,432)	(155)
Increase (decrease) in operating liabilities:
Accounts payable, accrued expenses and taxes	(1,746)	8,189
Settlement payable	0	(2,583)
Net Cash Used in Operating Activities	(218,506)	(240,337)

Cash Flows from Investing Activities
Purchase of equipment	$0	$0
Cash portion of acquisition	175,547	0
Net Cash Used in Investing Activities	$175,547	$0

Cash Flows from Financing Activities
Issuance of common stock	$0	$2,470
Equipment loan payable	(1,680)	(1,055)
Issuance of options and warrants	0	139,451
Proceeds from officer/ shareholder loan	75,000	97,000
Net Cash Provided by Financing Activities	73,320	237,866

Net Increase (Decrease) in Cash and Cash Equivalents	30,361	(2,471)

Cash and Cash Equivalents at Beginning of Period	33,506	5,551

Cash and Cash Equivalents at End of Period	$63,867	$3,080

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Income taxes	$0	$0

Supplemental Disclosure of Non Cash Investing and Financing Activities
Acquisition financed through issuance of convertible debt	$1,307,338	$0

The accompanying notes are an integral part of these statements.

CYBER DIGITAL, INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending March 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB, for the year ended March 31, 2007.

Note 2. Inventories

Inventory of purchased parts for eventual resale to customers are valued at the lower of cost or market, as determined by the first-in, first-out (FIFO) method and consisted of the following:

	June 30, 2007	March 31, 2007
Raw Materials	$248,996	$248,996
	$248,996	$248,996

Note 3. Stock Options and Warrants

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R (SFAS No. 123R) which requires that stock options and warrants issued for compensation or services be recorded at their estimated fair value using option pricing models. The Company uses the Black-Scholes model to value its stock option and warrants. The Company used an interest rate of 3.05% and expected volatility of 4.6% in valuing its stock options. During the quarter ended June 30, 2007, the Company issued no options and warrants.

A summary of option and warrant activity as of June 30, 2007 is as follows:
	Shares	Weighted Average Exercise Price $	Average Remaining Life
Outstanding, April 1, 2007	31,374,850	0.29	3.64
Granted options and warrants	0
Options exercised	25,000	0.33
Expired	50,000	0.33
Outstanding, June 30, 2006	31,299,850

Note 4. Stock Split

On June 6, 2006, the Company declared a 3-for-2 stock split to be paid in the form of a 50% stock dividend to the stockholders of record as of June 26, 2006. Accordingly, the financial statements reflect the adjustments to common stock, options and warrants outstanding.

Note 5. Intangible Assets

Intangible assets consists of the following:
	Useful Life	Carrying Amount	Accumulated Amortization	Net Amount
Customer contracts	4 years	$ 1,975,674	$ 41,160	$ 1,934,514
FCC and state licenses	20 years	300,000	1,250	298,750
Total		$ 2,275,674	$ 42,410	$ 2,233,264

Note 6. Acquisitions

Effective June 1, 2007, the Company acquired 100% of two telephone companies, New Rochelle Telephone Corp. (NRT) and Telecarrier Services, Inc. (TSI), from eLEC Communications Corp., ("Seller"). These companies were acquired on cashless basis through the issuance of approximately $1.3 million of secured convertible debt and the assumption of certain liabilities. The Company also received 808,000 restricted shares of common stock of the Seller. Both NRT and TSI provide services in the states of New York, New Jersey and Pennsylvania. Collectively, they serve about 10,000 subscriber lines. The Company expects to benefit from operating synergies upon migrating NRT and TSI subscriber lines onto its network. The results of NRT and TSI for the period June 1 through June 30, 2007 are included in the results of operations.

Effective June 1, 2007, the Company issued a secured convertible term note in the principal amount of approximately $1,300,000. The note is due July 1, 2010 and bears interest at prime plus 2% but no less than 9%. The note is convertible at a fixed conversion price of $0.50 per share. The note and interest may be paid in cash or stock depending on the Company's stock price, as defined. In addition, there are limits on how much of the note may be converted based on trading volume, as defined. In addition, the Company entered into a Registration Rights Agreement with the purchaser that requires the Company to register its securities for resale to the purchaser. The Registration Rights Agreement includes liquidating damages for failure to file the Registration Statement by certain date, as defined. In addition, the Seller has indemnified the Company against certain liabilities of the acquired companies.

Pro forma results of operations for the current and prior reporting periods, including adjustments for the acquisitions, to the beginning of the periods are as follows:
	Three months ended, June 30,
	2007	2006
Revenue	$ 1,396,028	$ 2,057,709
Operating expenses	1,174,119	1,873,355
Amortization of intangibles	127,230	127,230
Interest expense	33,498	33,498
Net income (loss)	$ 61,181	$ 23,626

Purchase price assigned to each major asset and liability caption is presented in the following combined condensed balance sheet:
Current assets	$ 964,984
Fixed assets	39,826
Intangible assets and other assets	2,321,674
Total Assets	3,326,484

Accounts payable	$ 1,016,095
Pre-acquisition contingencies	874,301
Other liabilities	128,750
Convertible debt	1,307,338
Total Liabilities	$ 3,326,484

PART 1

ITEM 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Statements contained in this Report on Form 10-QSB that are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including without limitation, statements regarding industry trends, strategic business development, pursuit of new markets, competition, results from operations, and are subject to the safe harbor provisions created by that statute. A forward-looking statement may contain words such as "intends", "plans", "anticipates", "believes", "expect to", or words of similar import. Management cautions that forward-looking statements are subject to risks and uncertainties that could cause the Company's actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, marketing success, product development, production, technological difficulties, manufacturing costs, changes in economic conditions, competition, the ability to obtain financing on acceptable terms, future profitability, future profitability of acquired businesses or product lines, and those included in our company's Annual Report of Form 10KSB for the fiscal year ended March 31, 2007. Our company undertakes no obligation to release revisions to forward-looking statements to reflect subsequent events, changed circumstances, or the occurrence of unanticipated events.

Overview

Cyber Digital, Inc. ("we" or "the Company" or "CYBD") is a designer, software developer and manufacturer of a range of unique distributed digital-voice-switching and Internet Protocol (IP) broadband infrastructure equipment as well as a competitive local exchange carrier ("CLEC") through its subsidiaries. Our technology division produces Class 5 local digital central office switches, Class 4 regional tandem digital central office switches, IP soft-switches, routers, gateways, firewalls, voice-over IP (VoIP) and virtual private network (VPN) systems for public-switched-telephone-network (PSTN) operators and Internet Service Providers (ISP) worldwide. Our recently acquired CLEC subsidiaries provide communication services to small businesses and residential subscribers in the states of New York, New Jersey and Pennsylvania. As of June 30, 2007, we provided services to approximately 10,000 subscribers.

With our latest generation of software based switching systems, we offer affordable voice and broadband data local switching services. Our mission is to become a leading alternative local switching service provider offering aggregated VoIP and digital broadband services in the United States. We expect to generate recurring revenues from selling aggregated VoIP and managed IP digital broadband services to small businesses and residential customers. We believe that we are one of the first companies to offer aggregated VoIP services on existing telephone lines without requiring any additional customer premise equipment (CPE) or any changes to current wiring or network connection.

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

On June 1, 2007, we acquired two profitable CLECs, New Rochelle Telephone Corp., ("NRT") and Telecarrier Services, Inc. ("TSI"), based in White Plains, New York for approximately $1.3 million. These acquisitions allow us to expand our market presence in the states of New York, New Jersey and Pennsylvania. It will allow us to become a facilities based provider of voice and data services as we build our network by deploying our proprietary network equipment. Upon migrating these customers on to our network, we significantly improve profitability through operating synergies.

Market Opportunity

Beginning March 2005, FCC decided to phase out UNE-P rules that forced the Bells to lease its local switching networks to competitive local exchange carriers (CLECs) at cut-rate prices. FCC further rules that CLECs must move all customers to non-Bell networks by March 2006 or pay exorbitant rates to the Bells for using their local switching facilities. Today, CLECs lease 17 million lines for $4.5 billion per year from the Bells, creating an immediate market opportunity. Moreover, the Bells own 173 million lines creating a huge migration services opportunity for many years to come. This ruling favors us to evolve as an alternative local switching network provider, and directly sell aggregated VoIP and digital broadband services to small businesses and residential customers.

We intend to deploy our vast array of local voice and IP broadband data switching infrastructure systems by co-locating our systems in various Bell central offices. In anticipation of this, we signed an agreement with Level 3 Communications who will provide for global voice and data termination services to all traffic originating on our local switching systems. In the U.S., providers of local switching networks retain substantial portion of the recurring revenues as call origination services, and payout smaller portion for call termination services. As we acquire more CLECs, we will be able to benefit from operating synergies by migrating the customer lines onto our network. We provide affordable local, long distance and international calls as well as broadband Internet access, aggregated VoIP and virtual private network (VPN) services.

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

On December 14, 2006, we entered into definitive purchase agreements to acquire two CLECs, namely New Rochelle Telephone Corp. (NRT) and Telecarrier Services, Inc. (TSI), on a cashless basis through the issuance of convertible secured debt. Effective June 1, 2007, we acquired NRT and TSI as an acquisition subsidiary wholly owned by CYBD. These profitable companies were acquired on a cashless basis through an assumption of approximately $1.3 million in debt with an accredited institutional investor. In addition, CYBD also received 808,000 restricted shares on common stock of eLEC Communications Corp, the seller. NRT is licensed to provide services in the states of NY, NJ, PA, MA, OH and FL. TSI is licensed to provide services in the states of NY, NJ, PA and MA. Both NRT and TSI have certificate of authority under Section 214 of the Communications Act of 1934, as amended, from FCC. As of June 1, 2007, collectively, NRT and TSI had approximately 10,000 customer lines in service in NY, NJ and PA.

By acquiring NRT and TSI we have instant customer base of about 10,000 lines. This allows us to launch our network roll-out at a faster pace than that if we were to build the customer base from zero. Currently, NRT and TSI have a gross profit margin of 37%. Upon migration of the customer lines to our network, the gross margins improve to 56%, resulting in net income increasing over 250%. We intend to expand through acquisitions while, at the same time, migrating those customer lines that, in the aggregate, reach several hundred lines per co-location Bell central office. We will use NRT and TSI proven management, marketing and sales team, customer services and provisioning facilities as a platform to build our migration services business, while our technology development and manufacturing division supplies the requisite network equipment comprising of CDCO, CTSX, CIAN and CBIG.

Our overall strategy is to grow through acquisitions, as it provides for large-scale expansion and rapid deployment of our networks, with minimal cost of customer acquisition. We are in negotiations with a number of other profitable non-facilities based CLECs for potential acquisitions.

Results of Operations

For Three Months Ended June 30, 2007

Net sales

Net sales for the quarter ended June 30, 2007 was $445,049 as compared to $0 for the quarter ended June 30, 2006. Net sales consist of local and long distance telephone service provided by NRT and TSI from June 1, 2007, the date of acquisition. We are in early stages of developing the local voice and data migration services market in the U.S. due to newness of the market. We were waiting for the FCC's deregulation policies on local voice and data switching in order to enter this lucrative market with our systems.

Cost of Sales

Cost of sales for the quarter ended June 30, 2007 was $281,411 as compared to $0 for the quarter ended June 30, 2006. Cost of sales predominantly consists of purchasing communication services from Verizon and Qwest on a resale basis. We also include in our cost of sales the materials and labor used, subcontractor costs and overhead incurred in the manufacture of our systems as well as any change in the valuation of our inventory, which was $0 and $0 for quarters ended June 30, 2007 and 2006, respectively.

Gross Profit

Gross profit for the quarter ended June 30, 2007 was $163,638 as compared to $0 for the quarter ended June 30, 2006. Gross profit as a percentage of sales was 37% for the quarter ended June 30, 2007 as compared to 0% for the quarter ended June 30, 2006.

Selling, general and administrative

Selling, general and administrative expenses increased from $210,695 in quarter ended June 30, 2006 to $252,822 in quarter ended June 30, 2007, representing an increase of $42,127 or approximately 20%, principally due to selling, general and administrative expenses of NRT and TSI.

Research and development

Research and development expenses decreased from $6,731 in quarter ended June 30, 2006 to $5,769 in quarter ended June 30, 2007, representing a decrease of $962 or approximately 14%. All development costs are expensed in the period incurred.

Net Income (loss) from operations

Net loss from operations in quarter ended June 30, 2007 was $(145,708) or $(.004) per share as compared with a loss of $(262,314) or $(.008) per share in quarter ended June 30, 2006.

Net income (loss) available to Common Stockholders

Preferred stock dividend was $3,125 and $3,125 in quarter ended June 30, 2007 and 2006, respectively. As a result of the foregoing, the net loss available to common stockholders in quarter ended June 30, 2007 was $(148,833) or $(.004) per share as compared to a net loss of $(265,439) or $(.008) per share in quarter ended June 30, 2006.

Liquidity and Capital Resources

Our ability to generate cash adequate to meet our needs results primarily from sale of preferred and common stock, cash flow from operations, issuance of debt, and cash advances in the form of loan from our Chief Executive Officer and a shareholder.

Cash and cash equivalents were $63,867 and $33,506 for quarter ended June 30, 2007 and June 30, 2006, respectively.

Net cash used in operating activities was $218,506 and $240,337 for quarter ended June 30, 2007 and June 30, 2006, respectively.

Net cash provided by investing activities was $175,547 and $0 for quarter ended June 30, 2007 and June 30, 2006, respectively, principally due to cash portion of the acquisitions.

Net cash provided by financing activities was $73,320 and $237,866 for quarter ended June 30, 2007 and June 30, 2006, respectively.

On November 3, 2005, we entered into definitive agreement with an accredited institutional investor for a $10 million private equity line of credit to be drawn upon until December 8, 2008. At our discretion, we may draw down on the line up to $100,000 for each 7-day period, as defined. If we do not utilize the line of credit during the 7-day period, the line reduces by $100,000. As of June 30, 2007, approximately $5 million was available under the line of credit. The ability to draw down depends on a number of factors such as price, volume and liquidity of our shares of common stock traded.

As of the quarter ended June 30, 2007, our company has received cash advances of $ 1,256,300 and $350,000 from our Chief Executive Officer and a shareholder, respectively.

Effective June 1, 2007, we acquired two telephone companies, New Rochelle Telephone Corp. and Telecarrier Services, Inc., from eLEC Communications Corp. These profitable companies were acquired on cashless basis through the issuance of secured convertible debt of approximately $1,300,000 with an accredited institutional investor. We also received 808,000 restricted shares of common stock of eLEC Communications Corp., which is included as marketable securities for quarter ended June 30, 2007.

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

Although, the acquisition of NRT and TSI provide earnings and positive cash flow resulting in reasonable growth, additional financing will be needed to support our growth plans through multiple acquisitions of CLECs. We are in negotiations with a number of other profitable non-facilities based CLECs for potential acquisitions.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K

Completion of Acquisitions of New Rochelle Telephone Corp., and Telecarrier Services, Inc. (incorporated herein by reference to Exhibits 10.1 through 10.7 to the Company's Current Report on Form 8K dated June 22, 2007).

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
DATED: August 13, 2007	CYBER DIGITAL, INC

By: /s/ J.C. Chatpar Chairman of the Board, President Chief Executive Officer and Chief Financial Officer