Form 10KSB/A
period 2007-03-31
CYBER DIGITAL INC
filed 2007-09-07
CIK 721295

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB/A
AMENDMENT NO. 1
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

EXPLANATORY NOTE

This Amendment No. 1 to our Annual Report on Form 10-KSB (the "Form 10-KSB") for the fiscal year ended March 31, 2007, which was initially filed with the Securities and Exchange Commission (the "Commission") on June 29, 2007 (as amended, the "Form 10-KSB/A"), is being filed solely to amend Item 9 (Directors, Executive Officers, Promoters, Control Persons and Corporation Governance; Compliance with Section 16(a) of the Exchange Act) to include certain information inadvertently omitted in the Form 10-KSB, and Item 1 (Exhibits) and the Index of Exhibits to include Exhibits 3.2 and 21.1, which were inadvertently omitted previously.

No attempt has been made in this Form 10-KSB/A to modify or update any disclosures in the Form 10-KSB, except as specifically set forth in this Form 10-KSB/A. This Form 10-KSB/A does not reflect any events occurring following the filing of the Form 10-KSB or modify or update any related disclosures, except as specifically set forth in this Form 10-KSB/A. Accordingly, this form 10-KSB/A should be read in conjunction with the Form 10-KSB and our filings with the Securities and Exchange Commission subsequent to the filing of the Form 10-KSB/A.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Audit Committee Composition

Effective as of August 31, 2007, J.C. Chatpar is no longer a member of the de facto audit committee of our Board of Directors. The remaining members of the committee are Jack Dorfman and Terry Jones.

Audit Committee Financial Expert

We do not have an audit committee financial expert. We do not currently have sufficient resources to maintain an audit committee financial expert. In addition, we believe that our de facto audit committee is sufficient as currently structured.

Code of Conduct

We have adopted a code of conduct that applies to our principal chief executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The code of conduct is designed to deter wrongdoing and promote the following:

  the conduct of our business with honesty and integrity and in a professional manner that protects our public image and reputation;
  relationships with customers, vendors and fellow employees based on trust and the treatment of every individual with respect and dignity in the conduct of our business;
  familiarity and compliance with legal requirements and our policies and procedures;
  the avoidance of any activities that could involve or lead to involvement in any unlawful practice or any harm to our reputation or image; and
  the avoidance of actual or potential conflicts of interest with our company, or the appearance thereof, in all transactions.

Item 13. Exhibits
Exhibit No.	Description of Document
3.2	Amended and Restated Bylaws of the Company.
14.1	Code of Conduct.
21.1	List of Subsidiaries of the Company.
31.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 6, 2007

CYBER DIGITAL, INC.

By: /s/ J.C. Chatpar

Name: J.C. Chatpar

Title: Chairman of the Board, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Title	Date

/s/ J.C. Chatpar J.C. Chatpar	Chairman of the Board, President and Chief Executive Officer (Principal Executive and Financial Officer)	September 6, 2007

/s/ Jack P. Dorfman Jack P. Dorfman	Director	September 6, 2007

/s/ Terry Jones Terry Jones	Director	September 6, 2007

Index to Exhibits
Exhibit No.	Description of Document
3.2	Amended and Restated Bylaws of the Company.
14.1	Code of Conduct.
21.1	List of subsidiaries of the Company.
31.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.