Form 10QSB
period 2007-09-30
CYBER DIGITAL INC
filed 2007-11-09
CIK 721295

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

The number of shares of stock outstanding at November 7, 2007: 33,529,813 shares of Common Stock; par value $.006666 per share.

PART 1. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements
CYBER DIGITAL, INC. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
	September 30, 2007	March 31, 2007
ASSETS	(Unaudited)	(Audited)
Current Assets
Cash and cash equivalents	$48,935	$33,506
Marketable securities	177,760	0
Accounts receivable, net	575,585	0
Inventories	248,996	248,996
Prepaid and other current assets	80,796	9,205
Total Current Assets	1,132,072	291,707

Property and Equipment, net
Equipment	$404,122	$339,932
Furniture and Fixtures	64,355	64,355
Vehicle	37,814	37,814
Leasehold Improvements	4,786	4,786
	$511,077	$446,887
Accumulated depreciation	449,450	418,127
Total Property and Equipment	$61,627	$28,760

Other assets	75,600	34,267
Customer contracts	1,811,034	0
Other intangible assets	295,000	0
TOTAL ASSETS	$3,375,333	$354,734

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable, accrued expenses, and taxes	$1,412,999	$308,168
Accrued interest	558,963	458,352
Officer/ shareholder notes payable	1,606,300	1,531,300
Accrued dividend payable	38,594	32,344
Equipment loan payable- current portion	7,108	7,108
Convertible note payable-current portion	237,698	0
Deferred revenue	105,822	0
Total Current Liabilities	3,967,484	2,337,272

Long Term Liabilities
Equipment loan payable	12,024	15,408
Convertible note payable	1,069,640	0
Other liabilities	874,301	0
Total Liabilities	5,923,449	2,352,680

Shareholders' Equity (Deficit)
Preferred stock - $.05 par value; cumulative, convertible and
Participating; authorized 10,000,000 shares
Series C; issued and outstanding - 310 shares at
September 30, 2007 and March 31, 2007	16	16
Series E; issued and outstanding -50 shares at
September 30, 2007 and March 31, 2007	3	3
Common stock - $.0066667 par value; authorized 90,000,000 shares;
issued and outstanding 33,529,813 and 33,504,813
shares at September 30, 2007 and March 31, 2007, respectively	223,533	223,366
Additional paid-in-capital	19,098,621	19,090,089
Accumulated other comprehensive loss	(97,240)	0
Accumulated deficit	(21,773,049)	(21,311,420)
Total Shareholders' Equity (Deficit)	(2,548,116)	(1,997,946)
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,375,333	$354,734

The accompanying notes are an integral part of these statements.

CYBER DIGITAL, INC. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
	(Unaudited)
	Three months ended September 30,
	2007	2006

Net Sales	$1,237,685	$0

Cost of Sales	725,460	0

Gross Profit	512,225	0

Operating Expenses
Selling, general and administrative expenses	$598,555	$87,148
Research and development	6,731	5,769
Depreciation and amortization	138,870	1,962

Total Operating Expenses	744,156	94,879

Loss from Operations	(231,931)	(94,879)

Other Income (Expense)
Interest expense	(75,406)	(35,716)
Other income	6,000	0

Total Other Income (Expense)	(69,406)	(35,716)

Net Loss	(301,337)	(130,595)

Preferred Stock Dividend	3,125	3,151

Income Available to Common Shareholders	$(304,462)	$(133,746)

Net Loss Per Share of Common Stock

Loss from Operations - Basic	$(.009)	$(.004)
Diluted	$(.009)	$(.004)

Net Loss - Basic	$(.009)	$(.004)
Diluted	$(.009)	$(.004)

Weighted average number of common shares outstanding	33,515,566	33,504,813

The accompanying notes are an integral part of these statements.

CYBER DIGITAL, INC. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
	(Unaudited)
	Six months ended September 30,
	2007	2006

Net Sales	$1,682,735	$0

Cost of Sales	1,006,872	0

Gross Profit	675,863	0

Operating Expenses
Selling, general and administrative expenses	$809,930	$293,549
Research and development	12,500	12,500
Depreciation and amortization	182,320	6,256

Total Operating Expenses	1,004,750	312,305

Loss from Operations	(328,887)	(312,305)

Other Income (Expense)
Interest expense	(126,161)	(80,604)
Other income	8,000	0

Total Other Income (Expense)	(118,161)	(80,604)

Net Loss	(447,048)	(392,909)

Preferred Stock Dividend	6,250	6,276

Income Available to Common Shareholders	$(453,298)	$(399,185)

Net Loss Per Share of Common Stock

Loss from Operations - Basic	$(.013)	$(.012)
Diluted	$(.013)	$(.012)

Net Loss - Basic	$(.013)	$(.012)
Diluted	$(.013)	$(.012)

Weighted average number of common shares outstanding	33,515,566	33,504,813

The accompanying notes are an integral part of these statements.

CYBER DIGITAL, INC. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
	(Unaudited)
	Six months ended, September 30,
	2007	2006

Cash Flows from Operating Activities
Net loss	$(447,048)	$(392,909)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	13,448	3,923
Amortization intangible assets	169,640	2,333
Stock based compensation	366	162,257
Accrued interest	100,611	79,884
Other Assets	(2,019)	0
Deferred revenue	(22,928)	0
(Increase) decrease in operating assets:
Accounts receivable	(85,623)	0
Prepaid expenses	(46,917)	(155)
Increase (decrease) in operating liabilities:
Accounts payable, accrued expenses and taxes	88,736	(16,360)
Settlement payable	0	(2,583)
Net Cash Used in Operating Activities	(231,734)	(163,610)

Cash Flows from Investing Activities
Cash portion of acquisition	175,547	0
Net Cash Used in Investing Activities	$175,547	$0

Cash Flows from Financing Activities
Issuance of common stock	$0	$2,470
Equipment loan payable	(3,384)	(2,656)
Issuance of options and warrants	0	0
Proceeds from officer/ shareholder loan	75,000	161,000
Net Cash Provided by Financing Activities	71,616	160,814

Net Increase (Decrease) in Cash and Cash Equivalents	15,429	(2,796)

Cash and Cash Equivalents at Beginning of Period	33,506	5,551

Cash and Cash Equivalents at End of Period	$48,935	$2,755

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Income taxes	$0	$0

Supplemental Disclosure of Non Cash Investing and Financing Activities
Acquisition financed through issuance of convertible debt	$1,307,338	$0

The accompanying notes are an integral part of these statements.

CYBER DIGITAL, INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending March 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB, for the year ended March 31, 2007.

Note 2. Inventories

Inventory of purchased parts for eventual resale to customers are valued at the lower of cost or market, as determined by the first-in, first-out (FIFO) method and consisted of the following:

	September 30, 2007	March 31, 2007
Raw Materials	$248,996	$248,996
	$248,996	$248,996

Note 3. Stock Options and Warrants

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R (SFAS No. 123R) which requires that stock options and warrants issued for compensation or services be recorded at their estimated fair value using option pricing models. The Company uses the Black-Scholes model to value its stock option and warrants. The Company used an interest rate of 4.68% and expected volatility of 4.6% in valuing its stock options.

A summary of option and warrant activity as of September 30, 2007 is as follows:
	Shares	Weighted Average Exercise Price $	Average Remaining Life
Outstanding, April 1, 2007	31,374,850	0.29	3.64
Granted options	1,530,000	0.21
Options exercised	25,000	0.33
Expired	50,000	0.33
Outstanding, September 30, 2007	32,829,850

Note 4. Stock Split

On June 6, 2006, the Company declared a 3-for-2 stock split to be paid in the form of a 50% stock dividend to the stockholders of record as of June 26, 2006. Accordingly, the financial statements reflect the adjustments to common stock, options and warrants outstanding.

Note 5. Intangible Assets

Intangible assets consists of the following:
	Useful Life	Carrying Amount	Accumulated Amortization	Net Amount
Customer contracts	4 years	$ 1,975,674	$ 164,640	$ 1,811,034
FCC and state licenses	20 years	300,000	5,000	295,000
Total		$ 2,275,674	$ 169,640	$ 2,106,034

Note 6. Acquisitions

Effective June 1, 2007, the Company acquired 100% of two telephone companies, New Rochelle Telephone Corp. (NRT) and Telecarrier Services, Inc. (TSI), from eLEC Communications Corp., ("Seller"). These companies were acquired on cashless basis through the issuance of approximately $1.3 million of secured convertible debt and the assumption of certain liabilities. The Company also received 808,000 restricted shares of common stock of the Seller. Both NRT and TSI provide services in the states of New York, New Jersey and Pennsylvania. Collectively, they serve about 10,000 subscriber lines. The Company expects to benefit from operating synergies upon migrating NRT and TSI subscriber lines onto its network. The results of NRT and TSI for the period June 1 through September 30, 2007 are included in the results of operations.

Effective June 1, 2007, the Company issued a secured convertible term note in the principal amount of approximately $1,300,000. The note is due July 1, 2010 and bears interest at prime plus 2% but no less than 9%. The note is convertible at a fixed conversion price of $0.50 per share. The note and interest may be paid in cash or stock depending on the Company's stock price, as defined. In addition, there are limits on how much of the note may be converted based on trading volume, as defined. In addition, the Company entered into a Registration Rights Agreement with the purchaser that requires the Company to register its securities for resale to the purchaser. The Registration Rights Agreement was declared effective by Securities Exchange Commission on October 18, 2007. In addition, the Seller has indemnified the Company against certain liabilities of the acquired companies.

Pro forma results of operations for the current reporting period, including adjustments for the acquisitions, to the beginning of the period is as follows:
Six months ended, September 30,
2007
Revenue	$ 2,633,713
Operating expenses	1,779,405
Amortization of intangibles	254,460
Interest expense	108,904
Net income (loss)	$ 490,944

Purchase price assigned to each major asset and liability caption is presented in the following combined condensed balance sheet:
Current assets	$ 964,984
Fixed assets	39,826
Intangible assets and other assets	2,321,674
Total Assets	3,326,484

Accounts payable	$ 1,016,095
Pre-acquisition contingencies	874,301
Other liabilities	128,750
Convertible debt	1,307,338
Total Liabilities	$ 3,326,484

Note 7. Comprehensive Income

The Company has classified the marketable securities it received as part of its acquisition of NRT and TSI (see Note 6) as available for sale. In accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" unrealized holding gains and losses are excluded from earnings. Under SFAS No. 130, Reporting Comprehensive Income, unrealized holding gains and losses on the Company's available for sale equity securities are to be reported as components of comprehensive income.

The components of comprehensive (loss), net of related tax, are as follows:
	For the period ended September 30, 2007
	Three months	Six months
Net (loss)	$ (301,337)	$ (447,048)
Change in unrealized loss on securities	(97,240)	(97,240)
Comprehensive (loss)	$ (398,577)	$(544,288)

The Company did not have any components of comprehensive income in prior periods. At September 30, 2007, accumulated other comprehensive loss consisted solely of unrealized holding losses on marketable securities.

Note 8. Recent Accounting Pronouncements

In June 2006, the FASB issued interpretation No. 48 ("FIN 48") "Accounting for Uncertainty in Income Taxes" which clarifies the accounting for uncertainties in income taxes. FIN48 establishes recognition thresholds for tax positions that may or may not be sustained by the relevant tax authorities and their recognition in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is evaluating the effect of adopting FIN 48 and does not expect it to have a material effect on the Company's financial statements.

In June 2006, the Emerging Issues Task Force issued EITF issue 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement." A company may present taxes either gross or net basis, however, the amount of taxes collected on the gross basis must be disclosed. The Company presents revenue net of taxes collected. EITF 06-3 will not impact the Company's financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (as amended). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurement. SFAS No. 157 is effective for periods beginning after November 15, 2007. The Company is currently evaluating the effects, if any, on the Company's financial statements.

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

Overview

Cyber Digital, Inc. ("we" or "the Company" or "CYBD") is a designer, software developer and manufacturer of a range of unique distributed digital-voice-switching and Internet Protocol (IP) broadband infrastructure equipment as well as a competitive local exchange carrier ("CLEC") through its subsidiaries. Our technology division produces Class 5 local digital central office switches, Class 4 regional tandem digital central office switches, IP soft-switches, routers, gateways, firewalls, voice-over IP (VoIP) and virtual private network (VPN) systems for public-switched-telephone-network (PSTN) operators and Internet Service Providers (ISP) worldwide. Our recently acquired CLEC subsidiaries provide communication services to small businesses and residential subscribers in the states of New York, New Jersey and Pennsylvania. As of September 30, 2007, we provided services to approximately 10,000 subscribers.

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

Market Opportunity

Beginning March 2005, FCC decided to phase out UNE-P rules that forced the Bells to lease its local switching networks to competitive local exchange carriers (CLECs) at cut-rate prices. FCC further rules that CLECs must move all customers to non-Bell networks by March 2010 or pay exorbitant rates to the Bells for using their local switching facilities. Today, CLECs lease 17 million lines for $4.5 billion per year from the Bells, creating an immediate market opportunity. Moreover, the Bells own 173 million lines creating a huge migration services opportunity for many years to come. This ruling favors us to evolve as an alternative local switching network provider, and directly sell aggregated VoIP and digital broadband services to small businesses and residential customers.

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

Our Range of Digital Voice Switches and Broadband Internet Protocol Systems for 'Last Mile' Solutions and UNE-P Migration Services

Cyber Distributed Central Office (CDCO) is a Class 5 local switch with packet and circuit switching technologies providing aggregated VoIP enabled POTS, ISDN, analog trunks for PBXs - FX, DID, EM, T1, WSPSN, SS7, etc.

Cyber Tandem Exhange (CTSX) is a Class 4 switch with packet and circuit switching technologies providing numerous T1 carrier grade VoIP enabled voice and IP enabled data trunks for business users.

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

- Minimal investment required by CYBD for marketing; customer acquisition cost estimated at $55 per line.

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

On December 14, 2006, we entered into definitive purchase agreements to acquire two CLECs, namely New Rochelle Telephone Corp. (NRT) and Telecarrier Services, Inc. (TSI), on a cashless basis through the issuance of convertible secured debt. Effective June 1, 2007, we acquired NRT and TSI as an acquisition subsidiary wholly owned by CYBD. These profitable companies were acquired on a cashless basis through an assumption of approximately $1.3 million in debt with an accredited institutional investor. In addition, CYBD also received 808,000 restricted shares of common stock of eLEC Communications Corp, the seller. NRT is licensed to provide services in the states of NY, NJ, PA, MA, OH and FL. TSI is licensed to provide services in the states of NY, NJ, PA and MA. Both NRT and TSI have certificate of authority under Section 214 of the Communications Act of 1934, as amended, from FCC. As of September 30, 2007, collectively, NRT and TSI had approximately 10,000 customer lines in service in NY, NJ and PA.

By acquiring NRT and TSI, we have an instant customer base of about 10,000 lines. This allows us to launch our network roll-out at a faster pace than that if we were to build the customer base from zero. Currently, NRT and TSI have a gross profit margin of 37%. Upon migration of the customer lines to our network, the gross margins improve to 56%, resulting in net income increasing over 250%. We intend to expand through acquisitions while, at the same time, migrating those customer lines that, in the aggregate, reach several hundred lines per co-location Bell central office. We will use NRT and TSI proven management, marketing and sales team, customer services and provisioning facilities as a platform to build our migration services business, while our technology development and manufacturing division supplies the requisite network equipment comprising of CDCO, CTSX, CIAN and CBIG.

Our overall strategy is to grow through acquisitions, as it provides for large-scale expansion and rapid deployment of our networks, with minimal cost of customer acquisition. We are in negotiations with a number of other profitable non-facilities based CLECs for potential acquisitions.

Results of Operations

For Three Months Ended September 30, 2007

Net sales

Net sales for the quarter ended September 30, 2007 was $1,237,685 as compared to $0 for the quarter ended September 30, 2006. Net sales consist of local and long distance telephone service provided by NRT and TSI from June 1, 2007, the date of acquisition. We are in early stages of developing the local voice and data migration services market in the U.S. due to the recent creation of the market opportunity. We were waiting for the FCC's deregulation policies on local voice and data switching in order to enter this lucrative market with our systems.

Cost of Sales

Cost of sales for the quarter ended September 30, 2007 was $725,460 as compared to $0 for the quarter ended September 30, 2006. Cost of sales predominantly consists of purchasing communication services from Verizon and Qwest on a resale basis. We also include in our cost of sales the materials and labor used, subcontractor costs and overhead incurred in the manufacture of our systems as well as any change in the valuation of our inventory, which was $0 and $0 for the quarters ended September 30, 2007 and 2006, respectively.

Gross Profit

Gross profit for the quarter ended September 30, 2007 was $512,225 as compared to $0 for the quarter ended September 30, 2006. Gross profit as a percentage of sales was 41% for the quarter ended September 30, 2007 as compared to 0% for the quarter ended September 30, 2006.

Selling, general and administrative

Selling, general and administrative expenses increased from $87,148 in the quarter ended September 30, 2006 to $598,555 in the quarter ended September 30, 2007, representing an increase of $511,407 or approximately 586%, principally due to selling, general and administrative expenses of NRT and TSI.

Research and development

Research and development expenses increased from $5,769 in the quarter ended September 30, 2006 to $6,731 in the quarter ended September 30, 2007, representing an increase of $962 or approximately 17%. All development costs are expensed in the period incurred.

Net Income (loss) from operations

Net loss from operations in the quarter ended September 30, 2007 was $(301,337) or $(.009) per share as compared with a loss of $(130,595) or $(.004) per share in quarter ended September 30, 2006.

Net income (loss) available to Common Stockholders

Preferred stock dividend was $3,125 and $3,151 in the quarters ended September 30, 2007 and 2006, respectively. As a result of the foregoing, the net loss available to common stockholders in the quarter ended September 30, 2007 was $(304,462) or $(.009) per share as compared to a net loss of $(133,746) or $(.004) per share in the quarter ended September 30, 2006.

For Six Months Ended September 30, 2007

Net sales

Net sales for the period ended September 30, 2007 was $1,682,735 as compared to $0 for the period ended September 30, 2006. Net sales consist of local and long distance telephone service provided by NRT and TSI from June 1, 2007, the date of acquisition. We are in early stages of developing the local voice and data migration services market in the U.S. due to the recent creation of the market opportunity. We were waiting for the FCC's deregulation policies on local voice and data switching in order to enter this lucrative market with our systems.

Cost of Sales

Cost of sales for the period ended September 30, 2007 was $1,006,872 as compared to $0 for the period ended September 30, 2006. Cost of sales predominantly consists of purchasing communication services from Verizon and Qwest on a resale basis. We also include in our cost of sales the materials and labor used, subcontractor costs and overhead incurred in the manufacture of our systems as well as any change in the valuation of our inventory, which was $0 and $0 for the periods ended September 30, 2007 and 2006, respectively.

Gross Profit

Gross profit for the period ended September 30, 2007 was $675,863 as compared to $0 for the period ended September 30, 2006. Gross profit as a percentage of sales was 40% for the period ended September 30, 2007 as compared to 0% for the period ended September 30, 2006.

Selling, general and administrative

Selling, general and administrative expenses increased from $293,549 in the period ended September 30, 2006 to $809,930 in the period ended September 30, 2007, representing an increase of $516,381 or approximately 176%, principally due to selling, general and administrative expenses of NRT and TSI.

Research and development

Research and development expenses remain unchanged from $12,500 in the period ended September 30, 2006 to $12,500 in the period ended September 30, 2007. All development costs are expensed in the period incurred.

Net Income (loss) from operations

Net loss from operations in the period ended September 30, 2007 was $(447,048) or $(.013) per share as compared with a loss of $(392,909) or $(.012) per share in period ended September 30, 2006.

Net income (loss) available to Common Stockholders

Preferred stock dividend was $6,250 and $6,276 in the periods ended September 30, 2007 and 2006, respectively. As a result of the foregoing, the net loss available to common stockholders in the period ended September 30, 2007 was $(453,298) or $(.013) per share as compared to a net loss of $(399,185) or $(.012) per share in the period ended September 30, 2006.

Liquidity and Capital Resources

Our ability to generate cash adequate to meet our needs results primarily from sale of preferred and common stock, cash flow from operations, issuance of debt, and cash advances in the form of loan from our Chief Executive Officer and a shareholder.

Cash and cash equivalents were $48,935 and $2,755 for the periods ended September 30, 2007 and September 30, 2006, respectively.

Net cash used in operating activities was $231,734 and $163,610 for the periods ended September 30, 2007 and September 30, 2006, respectively.

Net cash provided by investing activities was $175,547 and $0 for the periods ended September 30, 2007 and September 30, 2006, respectively, principally due to cash portion of the acquisitions.

Net cash provided by financing activities was $71,616 and $160,814 for the periods ended September 30, 2007 and September 30, 2006, respectively.

On November 3, 2005, we entered into definitive agreement with an accredited institutional investor for a $10 million private equity line of credit to be drawn upon until December 8, 2008. At our discretion, we may draw down on the line up to $100,000 for each 7-day period, as defined. If we do not utilize the line of credit during the 7-day period, the line reduces by $100,000. As of September 30, 2007, approximately $4 million was available under the line of credit. The ability to draw down depends on a number of factors such as price, volume and liquidity of our shares of common stock traded.

As of the period ended September 30, 2007, our company has received cash advances of $ 1,256,300 and $350,000 from our Chief Executive Officer and a shareholder, respectively.

Effective June 1, 2007, we acquired two telephone companies, New Rochelle Telephone Corp. and Telecarrier Services, Inc., from eLEC Communications Corp. These profitable companies were acquired on cashless basis through the issuance of secured convertible debt of approximately $1,300,000 with an accredited institutional investor. We also received 808,000 restricted shares of common stock of eLEC Communications Corp., which is included as marketable securities for the period ended September 30, 2007.

Effective June 1, 2007, the Company issued a secured convertible term note in the principal amount of approximately $1,300,000. The note is due July 1, 2010 and bears interest at prime plus 2% but no less than 9%. The note may be paid in cash or common stock based on the Company's stock price, as defined. In addition, the Company entered into a Registration Rights Agreement with the purchaser that requires the Company to register its securities for resale to the purchaser. The Registration Rights Agreement was declared effective by Securities Exchange Commission on October 18, 2007.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A). Exhibits

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

B) Reports on Form 8-K

1) Completion of Acquisitions of New Rochelle Telephone Corp., and Telecarrier Services, Inc. (incorporated herein by reference to Exhibits 10.1 through 10.7 to the Company's Current Report on Form 8K dated June 22, 2007).

2) Financial statements and pro forma financial information for the transaction (incorporated herein by reference to the Company's Current Report on Form 8-K/A, Amendment No. 1, dated June 22, 2007).

3) Promissory note with J.C. Chatpar dated October 1, 2007 (incorporated herein by reference to the Company's Current Report on Form 8-K dated October 1, 2007).

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
DATED: November 7, 2007	CYBER DIGITAL, INC

By: /s/ J.C. Chatpar Chairman of the Board, President Chief Executive Officer and Chief Financial Officer