Form 10QSB
period 2007-12-31
CYBER DIGITAL INC
filed 2008-02-14
CIK 721295

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2007

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

The number of shares of stock outstanding at February 12, 2008: 33,529,813 shares of Common Stock; par value $.006666 per share.

PART 1. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements
CYBER DIGITAL, INC. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
	December 31, 2007	March 31, 2007
ASSETS	(Unaudited)	(Audited)
Current Assets
Cash and cash equivalents	$198,499	$33,506
Marketable securities	189,880	0
Accounts receivable, net	469,626	0
Inventories	248,996	248,996
Prepaid and other current assets	110,910	9,205
Total Current Assets	1,217,911	291,707

Property and Equipment, net
Equipment	$405,393	$339,932
Furniture and Fixtures	64,355	64,355
Vehicle	37,814	37,814
Leasehold Improvements	4,786	4,786
	$512,348	$446,887
Accumulated depreciation	454,461	418,127
Total Property and Equipment	$57,887	$28,760

Other assets	73,267	34,267
Customer contracts	1,413,857	0
Other intangible assets	291,250	0
TOTAL ASSETS	$3,054,172	$354,734

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable, accrued expenses, and taxes	$1,859,907	$308,168
Accrued interest	610,236	458,352
Officer/ shareholder notes payable	1,606,300	1,531,300
Accrued dividend payable	41,719	32,344
Equipment loan payable- current portion	7,108	7,108
Convertible note payable-current portion	475,396	0
Deferred revenue	97,302	0
Total Current Liabilities	4,697,968	2,337,272

Long Term Liabilities
Equipment loan payable	10,295	15,408
Convertible note payable	831,942	0
Other liabilities	600,604	0
Total Liabilities	6,140,809	2,352,680

Shareholders' Equity (Deficit)
Preferred stock - $.05 par value; cumulative, convertible and
Participating; authorized 10,000,000 shares
Series C; issued and outstanding - 310 shares at
December 31, 2007 and March 31, 2007	16	16
Series E; issued and outstanding -50 shares at
December 31, 2007 and March 31, 2007	3	3
Common stock - $.0066667 par value; authorized 450,000,000 shares;
issued and outstanding 33,529,813 and 33,504,813
shares at December 31, 2007 and March 31, 2007, respectively	223,533	223,366
Additional paid-in-capital	19,105,445	19,090,089
Accumulated other comprehensive loss	(85,120)	0
Accumulated deficit	(22,330,514)	(21,311,420)
Total Shareholders' Equity (Deficit)	(3,086,637)	(1,997,946)
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,054,172	$354,734

The accompanying notes are an integral part of these statements.

CYBER DIGITAL, INC. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
	(Unaudited)
	Three months ended December 31,
	2007	2006

Net Sales	$1,160,649	$0

Cost of Sales	865,630	0

Gross Profit	295,019	0

Operating Expenses
Selling, general and administrative expenses	$626,223	$117,135
Research and development	10,769	5,769
Depreciation and amortization	134,573	4,295

Total Operating Expenses	771,565	127,199

Loss from Operations	(476,546)	(127,199)

Other Income (Expense)
Interest expense	(83,789)	(42,646)
Other income	6,000	0

Total Other Income (Expense)	(77,789)	(42,646)

Net Loss	(554,335)	(169,845)

Preferred Stock Dividend	3,125	3,125

Income Available to Common Shareholders	$(557,460)	$(172,970)

Net Loss Per Share of Common Stock

Loss from Operations - Basic	$(.016)	$(.005)
Diluted	$(.016)	$(.005)

Net Loss - Basic	$(.016)	$(.005)
Diluted	$(.016)	$(.005)

Weighted average number of common shares outstanding	33,521,868	33,504,813

The accompanying notes are an integral part of these statements.

CYBER DIGITAL, INC. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
	(Unaudited)
	Nine months ended December 31,
	2007	2006

Net Sales	$2,843,384	$0

Cost of Sales	1,872,502	0

Gross Profit	970,882	0

Operating Expenses
Selling, general and administrative expenses	$1,436,153	$410,683
Research and development	23,269	18,269
Depreciation and amortization	316,893	10,552

Total Operating Expenses	1,776,315	439,504

Loss from Operations	(805,433)	(439,504)

Other Income (Expense)
Interest expense	(209,950)	(123,250)
Other income	14,000	0

Total Other Income (Expense)	(195,950)	(123,250)

Net Loss	(1,001,383)	(562,754)

Preferred Stock Dividend	9,375	9,401

Income Available to Common Shareholders	$(1,010,758)	$(572,155)

Net Loss Per Share of Common Stock

Loss from Operations - Basic	$(.030)	$(.017)
Diluted	$(.030)	$(.017)

Net Loss - Basic	$(.030)	$(.017)
Diluted	$(.030)	$(.017)

Weighted average number of common shares outstanding	33,521,868	33,504,813

The accompanying notes are an integral part of these statements.

CYBER DIGITAL, INC. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
	(Unaudited)
	Nine months ended, December 31,
	2007	2006

Cash Flows from Operating Activities
Net loss	$(1,001,383)	$(562,754)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	18,454	5,885
Amortization intangible assets	296,870	4,667
Stock based compensation	7,190	185,067
Accrued interest	151,884	122,036
Other Assets	314	0
Deferred revenue	(31,448)	0
(Increase) decrease in operating assets:
Accounts receivable	20,336	0
Prepaid expenses	(77,031)	(155)
Increase (decrease) in operating liabilities:
Accounts payable, accrued expenses and taxes	535,644	39,909
Settlement payable	0	(2,583)
Net Cash Used in Operating Activities	(79,170)	(207,928)

Cash Flows from Investing Activities
Purchase of equipment	$(1,271)	$0
Cash portion of acquisition	175,547	0
Net Cash Used in Investing Activities	$174,276	$0

Cash Flows from Financing Activities
Issuance of common stock	$0	$2,470
Equipment loan payable	(5,113)	(4,827)
Issuance of options and warrants	0	0
Proceeds from officer/ shareholder loan	75,000	240,000
Net Cash Provided by Financing Activities	69,887	237,643

Net Increase (Decrease) in Cash and Cash Equivalents	164,993	29,715

Cash and Cash Equivalents at Beginning of Period	33,506	5,551

Cash and Cash Equivalents at End of Period	$198,499	$35,266

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Income taxes	$0	$0

Supplemental Disclosure of Non Cash Investing and Financing Activities
Acquisition financed through issuance of convertible debt	$1,307,338	$0

The accompanying notes are an integral part of these statements.

CYBER DIGITAL, INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the year ending March 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB, for the year ended March 31, 2007.

Note 2. Inventories

Inventory of purchased parts for eventual resale to customers are valued at the lower of cost or market, as determined by the first-in, first-out (FIFO) method and consisted of the following:

	December 31, 2007	March 31, 2007
Raw Materials	$248,996	$248,996
	$248,996	$248,996

Note 3. Stock Options and Warrants

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R (SFAS No. 123R) which requires that stock options and warrants issued for compensation or services be recorded at their estimated fair value using option pricing models. The Company uses the Black-Scholes model to value its stock option and warrants. The Company used an interest rate of 4.31% and expected volatility of 4.6% in valuing its stock options.

A summary of option and warrant activity as of December 31, 2007 is as follows:
	Shares	Weighted Average Exercise Price $	Average Remaining Life
Outstanding, April 1, 2007	31,374,850	0.29	3.64
Granted options	1,815,000	0.21
Options exercised	25,000	0.33
Expired	733,720	0.83
Outstanding, December 31, 2007	32,431,130

Note 4. Stock Split

On June 6, 2006, the Company declared a 3-for-2 stock split to be paid in the form of a 50% stock dividend to the stockholders of record as of June 26, 2006. Accordingly, the financial statements reflect the adjustments to common stock, options and warrants outstanding.

Note 5. Intangible Assets

Intangible assets consists of the following:
	Useful Life	Carrying Amount	Accumulated Amortization	Net Amount
Customer contracts	4 years	$ 1,701,977	$ 288,120	$ 1,413,857
FCC and state licenses	20 years	300,000	8,750	291,250
Total		$ 2,001,977	$ 296,870	$ 1,705,107

Note 6. Acquisitions

Effective June 1, 2007, the Company acquired 100% of two telephone companies, New Rochelle Telephone Corp. (NRT) and Telecarrier Services, Inc. (TSI), from eLEC Communications Corp., ("Seller"). These companies were acquired on cashless basis through the issuance of approximately $1.3 million of secured convertible debt and the assumption of certain liabilities. The Company also received 808,000 restricted shares of common stock of the Seller. Both NRT and TSI provide services in the states of New York, New Jersey and Pennsylvania. The Company expects to benefit from operating synergies upon migrating NRT and TSI subscriber lines onto its network. The results of NRT and TSI for the period June 1 through December 31, 2007 are included in the results of operations.

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

Pro forma results of operations for the current reporting period, including adjustments for the acquisitions, to the beginning of the period is as follows:
Nine months ended, December 31,
2007
Revenue	$ 2,857,384
Operating expenses	3,331,924
Amortization of intangibles	359,303
Interest expense	221,117
Net income (loss)	$ (1,054,960)

Purchase price assigned to each major asset and liability caption is presented in the following combined condensed balance sheet:
Current assets	$ 964,984
Fixed assets	39,826
Intangible assets and other assets	2,053,978
Total Assets	3,058,788

Accounts payable	$ 1,016,095
Pre-acquisition contingencies	606,605
Other liabilities	128,750
Convertible debt	1,307,338
Total Liabilities	$ 3,058,788

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

The components of comprehensive (loss), net of related tax, are as follows:
	For the period ended December 31, 2007
	Three months	Nine months
Net (loss)	$ (554,335)	$ (1,001,383)
Change in unrealized gain (loss) on securities	12,120	(85,120)
Comprehensive (loss)	$ (542,215)	$(1,086,503)

The Company did not have any components of comprehensive income in prior periods. At December 31, 2007, accumulated other comprehensive loss consisted solely of unrealized holding losses on marketable securities.

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

On June 1, 2007, we acquired two CLECs, New Rochelle Telephone Corp., ("NRT") and Telecarrier Services, Inc. ("TSI"), based in White Plains, New York for approximately $1.3 million. These acquisitions allow us to expand our market presence in the states of New York, New Jersey and Pennsylvania. It will allow us to become a facilities based provider of voice and data services as we build our network by deploying our proprietary network equipment. Upon migrating these customers on to our network, we significantly improve profitability through operating synergies.

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

Upon gaining substantial scale in customer base through acquisitions of additional contemplated switch-less CLECs, we will be able to launch our network roll-out at a faster pace than that if we were to build the customer base from zero. Currently, NRT and TSI have a gross profit margin of 37%. Upon migration of the customer lines to our network, the gross margins improve to 56%, resulting in net income increasing over 250%. We intend to expand through acquisitions while, at the same time, migrating those customer lines that, in the aggregate, reach several hundred lines per co-location Bell central office. We will use NRT and TSI proven management, marketing and sales team, customer services and provisioning facilities as a platform to build our migration services business, while our technology development and manufacturing division supplies the requisite network equipment comprising of CDCO, CTSX, CIAN and CBIG.

Our overall strategy is to grow through acquisitions, as it provides for large-scale expansion and rapid deployment of our networks, with minimal cost of customer acquisition. We are in negotiations with a number of other profitable non-facilities based CLECs for potential acquisitions.

Results of Operations

For Three Months Ended December 31, 2007

Net sales

Net sales for the quarter ended December 31, 2007 was $1,160,649 as compared to $0 for the quarter ended December 31, 2006. Net sales consist of local and long distance telephone service provided by NRT and TSI from June 1, 2007, the date of acquisition. We are in early stages of developing the local voice and data migration services market in the U.S. due to the recent creation of the market opportunity. We were waiting for the FCC's deregulation policies on local voice and data switching in order to enter this lucrative market with our systems.

Cost of Sales

Cost of sales for the quarter ended December 31, 2007 was $865,630 as compared to $0 for the quarter ended December 31, 2006. Cost of sales predominantly consists of purchasing communication services from Verizon and Qwest on a resale basis. We also include in our cost of sales the materials and labor used, subcontractor costs and overhead incurred in the manufacture of our systems as well as any change in the valuation of our inventory, which was $0 and $0 for the quarters ended December 31, 2007 and 2006, respectively.

Gross Profit

Gross profit for the quarter ended December 31, 2007 was $295,019 as compared to $0 for the quarter ended December 31, 2006. Gross profit as a percentage of sales was 25% for the quarter ended December 31, 2007 as compared to 0% for the quarter ended December 31, 2006.

Selling, general and administrative

Selling, general and administrative expenses increased from $117,135 in the quarter ended December 31, 2006 to $626,223 in the quarter ended December 31, 2007, representing an increase of $509,088 or approximately 434%, principally due to selling, general and administrative expenses of NRT and TSI.

Research and development

Research and development expenses increased from $5,769 in the quarter ended December 31, 2006 to $10,769 in the quarter ended December 31, 2007, representing an increase of $5,000 or approximately 87%. All development costs are expensed in the period incurred.

Net Income (loss) from operations

Net loss from operations in the quarter ended December 31, 2007 was $(554,335) or $(.016) per share as compared with a loss of $(169,845) or $(.005) per share in quarter ended December 31, 2006.

Net income (loss) available to Common Stockholders

Preferred stock dividend was $3,125 and $3,125 in the quarters ended December 31, 2007 and 2006, respectively. As a result of the foregoing, the net loss available to common stockholders in the quarter ended December 31, 2007 was $(557,460) or $(.016) per share as compared to a net loss of $(172,970) or $(.005) per share in the quarter ended December 31, 2006.

For Nine Months Ended December 31, 2007

Net sales

Net sales for the period ended December 31, 2007 was $2,843,384 as compared to $0 for the period ended December 31, 2006. Net sales consist of local and long distance telephone service provided by NRT and TSI from June 1, 2007, the date of acquisition. We are in early stages of developing the local voice and data migration services market in the U.S. due to the recent creation of the market opportunity. We were waiting for the FCC's deregulation policies on local voice and data switching in order to enter this lucrative market with our systems.

Cost of Sales

Cost of sales for the period ended December 31, 2007 was $1,872,502 as compared to $0 for the period ended December 31, 2006. Cost of sales predominantly consists of purchasing communication services from Verizon and Qwest on a resale basis. We also include in our cost of sales the materials and labor used, subcontractor costs and overhead incurred in the manufacture of our systems as well as any change in the valuation of our inventory, which was $0 and $0 for the periods ended December 31, 2007 and 2006, respectively.

Gross Profit

Gross profit for the period ended December 31, 2007 was $970,882 as compared to $0 for the period ended December 31, 2006. Gross profit as a percentage of sales was 34% for the period ended December 31, 2007 as compared to 0% for the period ended December 31, 2006.

Selling, general and administrative

Selling, general and administrative expenses increased from $410,683 in the period ended December 31, 2006 to $1,436,153 in the period ended December 31, 2007, representing an increase of $1,025,470 or approximately 249%, principally due to selling, general and administrative expenses of NRT and TSI.

Research and development

Research and development expenses increased from $18,269 in the period ended December 31, 2006 to $23,269 in the period ended December 31, 2007. All development costs are expensed in the period incurred.

Net Income (loss) from operations

Net loss from operations in the period ended December 31, 2007 was $(1,001,383) or $(.03) per share as compared with a loss of $(562,754) or $(.017) per share in period ended December 31, 2006.

Net income (loss) available to Common Stockholders

Preferred stock dividend was $9,375 and $9,401 in the periods ended December 31, 2007 and 2006, respectively. As a result of the foregoing, the net loss available to common stockholders in the period ended December 31, 2007 was $(1,010,758) or $(.03) per share as compared to a net loss of $(572,155) or $(.017) per share in the period ended December 31, 2006.

Liquidity and Capital Resources

Our ability to generate cash adequate to meet our needs results primarily from sale of preferred and common stock, cash flow from operations, issuance of debt, and cash advances in the form of loan from our Chief Executive Officer and a shareholder.

Cash and cash equivalents were $198,499 and $35,266 for the periods ended December 31, 2007 and December 31, 2006, respectively.

Marketable securities were $189,880 and $0 for the periods ended December 31, 2007 and December 31, 2006, respectively.

Net cash used in operating activities was $79,170 and $207,928 for the periods ended December 31, 2007 and December 31, 2006, respectively.

Net cash provided by investing activities was $174,276 and $0 for the periods ended December 31, 2007 and December 31, 2006, respectively, principally due to cash portion of the acquisitions.

Net cash provided by financing activities was $69,887 and $237,643 for the periods ended December 31, 2007 and December 31, 2006, respectively.

On November 3, 2005, we entered into definitive agreement with an accredited institutional investor for a $10 million private equity line of credit to be drawn upon until December 8, 2008. At our discretion, we may draw down on the line up to $100,000 for each 7-day period, as defined. If we do not utilize the line of credit during the 7-day period, the line reduces by $100,000. As of December 31, 2007, approximately $3 million was available under the line of credit. The ability to draw down depends on a number of factors such as price, volume and liquidity of our shares of common stock traded.

As of the period ended December 31, 2007, our company has received cash advances of $ 1,256,300 and $350,000 from our Chief Executive Officer and a shareholder, respectively.

Effective June 1, 2007, we acquired two telephone companies, New Rochelle Telephone Corp. and Telecarrier Services, Inc., from eLEC Communications Corp. These profitable companies were acquired on cashless basis through the issuance of secured convertible debt of approximately $1,300,000 with an accredited institutional investor. We also received 808,000 restricted shares of common stock of eLEC Communications Corp., which is included as marketable securities for the period ended December 31, 2007.

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

4) 1997 Stock Incentive Plan of Cyber Digital, Inc., as amended.

5) Amended and Restated By-Laws of Cyber Digital, Inc., effective December 20, 2007.

6) Certificate of Amendment of the Company's Certificate of Incorporation dated January 15, 2008.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: February 13, 2008	CYBER DIGITAL, INC

By: /s/ J.C. Chatpar Chairman of the Board, President Chief Executive Officer and Chief Financial Officer