Form 10KSB
period 2008-03-31
CYBER DIGITAL INC
filed 2008-06-30
CIK 721295

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2008

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [_]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):

Yes [_]	No [X]

As of June 24, 2008, Registrant had 33,529,813 shares of Common Stock outstanding ($.006666 par value). On that Date, the aggregate market value of the Common Stock held by persons other than those who may be deemed affiliates of Registrant was $2,200,000 (based on the last sale price of $0.10 reported on the National Association of Securities Dealers, Inc. Over-The-Counter Bulletin Board on such date).

Transitional Small Business Disclosure Format (check one):

Yes [_]	No [X]

PART I

We have provided a glossary of terms for your convenience beginning on page 16.

ITEM 1 - DESCRIPTION OF BUSINESS

OVERVIEW

Cyber Digital, Inc. (which we refer to as we or the Company) was incorporated in the State of New York in 19[__]. We are a designer, software developer and manufacturer of a range of unique distributed digital-voice-switching and Internet Protocol (IP) broadband infrastructure equipment as well as a communications service provider through our subsidiaries. Our technology division produces Class 5 local digital central office switches, Class 4 regional tandem digital central office switches, IP soft-switches, routers, gateways, firewalls, voice-over IP (VoIP) and virtual private network (VPN) systems for public-switched-telephone-network (PSTN) operators and Internet Service Providers (ISP) worldwide. Our communication service provider subsidiaries provide services to small businesses and residential subscribers in the states of New York, New Jersey and Pennsylvania.

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

Unlike our competitor's systems, our systems are neither labor nor capital intensive but are software intensive. This capability, in contrast to that of our competitor's, makes our systems more compact, less power consuming and more affordable. Our digital voice switching and Internet Protocol (IP) infrastructure systems are based on our proprietary operating system software, which provides high performance, reliability and functionality. We own the source code of our operating system. This allows us the flexibility to meet market demands without depending on third party operating systems. We believe that we are one of a very few companies in the world with proprietary hardware and software technology of distributed digital switching. We have expended over $20 million dollars on the development of our rock solid proprietary state-of-the-art technologies, which is built on 25 years of experience. Our systems are ideally suited for the U.S. pursuant to the recent Federal Communications Commission (FCC) rulings.

Beginning March 2005, FCC decided to phase out UNE-P rules that forced the Bells to lease its local switching networks to competitive local exchange carriers (CLECs) at cut-rate prices. FCC further rules that CLECs must migrate all customers to non-Bell networks by March 2010 or pay exorbitant rates to the Bells for using their local switching facilities. Today, CLECs lease 17 million lines for $4.5 billion per year from the Bells, creating an immediate market opportunity. Moreover, according to FCC and Legg Mason, the Bells own 173 million lines addressing an approximate annual revenue of $221 billion in wireline services consisting of local voice, local data, long distance voice and long distance data services. Hence, this deregulation by FCC has created an enormous market opportunity for many years to come. This ruling favors us to evolve as an alternative local switching network provider, as well as directly sell aggregated VoIP and digital broadband services to small businesses and residential customers.

On June 1, 2007, we acquired two CLECs, New Rochelle Telephone Corp., ("NRT") and Telecarrier Services, Inc. ("TSI"), based in White Plains, New York. These acquisitions have allowed us to expand our market presence in New York, New Jersey and Pennsylvania, and have also allowed us to become a facilities based provider of voice and data services as we build our network by deploying our proprietary network equipment. Upon migrating these customers to our network, we will significantly improve profitability through operating synergies.

We intend to deploy our vast array of local voice and IP broadband data switching infrastructure systems by co-locating our systems in various Bell central offices. In anticipation of this, we signed an agreement with Level 3 Communications who will provide for global voice and data termination services to all traffic originating on our local switching systems. In the U.S., providers of local switching networks retain substantial portion of the recurring revenues as call origination services, and payout smaller portion for call termination services. As we acquire more CLECs, we will be able to benefit from operating synergies by migrating the customer the customer lines onto our network. We provide affordable local, long distance and international calls as well as broadband Internet access, aggregated VoIP and virtual private network (VPN) services.

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

Domestic Market

We believe that an emerging market opportunity has been created in the United States due to the recent FCC policy as follows:

Emerging Market Opportunity in the FCC Regulated Market

On June 15, 2004, Supreme Court finally approved the Federal Communications Commission's (FCC) new ruling on phone policy released on August 21, 2003, requiring the Bells' competitors, such as competitive local exchange carriers (CLECs) and long distance carriers (LDC), to use their own voice and data switches for connecting calls instead of leasing the Bells' voice and data switches (hereinafter referred to as "UNE-P Phase Out Policy"). UNE-P is an acronym for Unbundled Network Element - Platform, where Platform means the Bells' voice and data switches, the leasing of which is being phased out. Prior, to this UNE-P Phase Out Policy, there was no incentive for CLECs or LDCs to build their local voice and data switching networks in the U.S. On October 12, 2004 the Supreme Court declined to hear an appeal by AT&T and MCI and other CLECs that had requested access to the Bells' voice and data switches. As a result of the court's and FCC's decisions, AT&T and MCI pulled back in their marketing of residential and small business telephone services. On December 15, 2004, FCC issued the UNE-P Phase Out Policy and associated tariffs with effectiveness beginning March 11, 2005. FCC maintained the UNE-L policy that permits Bells' competitors to lease the copper wires to subscriber premises at cut-rate prices from the Bells. UNE-L is an acronym for Unbundled Network Element - Line, where Line means the Bells' copper wires for analog or digital transmission T1 lines. This allows the Bells' competitors to co-locate their switches in numerous central offices owned by the Bells to offer competitive voice and data services to their customers. We believe that the UNE-P Phase Out Policy has created an emerging growth market opportunity, because CLECs and LDCs are forced to allocate capital towards building their local switching infrastructure or obtain such services from alternative local switching service providers, like Cyber Digital, that are envisioning to enter this market.

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

-FCC-

We believe that for the first time in our history, market opens for our digital voice switches and broadband systems for the creation of local switching network services, especially referring to Mass Market Local Circuit Switching and High-Capacity Loops. We believe that metamorphosis in wireline local voice and broadband switching infrastructure expansion will begin soon and will support our growth for many years. We believe that a high growth market opportunity has been created by the UNE-P Phase Out Policy, because CLECs and LDCs are forced to allocate capital towards building their local switching infrastructure or seek for such services from other providers, such as Cyber Digital.

These competitors CLECs and LDCs have lost the battle with the Bells. Beginning year 2005, the Bells will begin to virtually shut off access to their local voice and data switches or the CLECs must pay exorbitant rates to the Bells for using their local switching facilities. The local voice switch access charges will be rising dramatically, making local voice switch ownership by CLECs and LDCs an increasingly key factor for their future or seek similar services from other alternative providers. FCC further rules that CLECs and LDCs must also provide broadband data services along with voice services. So also FCC mandates that Internet service providers (ISP) must also provide voice along with broadband data services. Hence, CLECs, LDCs and ISPs must build their own local voice and broadband switching facilities and networks to serve their business and residential customers or obtain such services from alternative local switching service providers, such a Cyber Digital.

We believe that the telecommunication service provision business will be rapidly consolidating in the next few years, especially in response to the recent deregulation by FCC. The distinction between the services offered by LDCs, CLECs and ISPs are being eroded, and moreover, a greater emphasis is being placed on the build out and ownership of local switching network for both voice and broadband data. Competitors will have to offer other more reliable broadband services based on carrier grade T1 (1.5 Mbps) to T3 (45 Mbps) rates using private line (PPP) packet switching protocols as well as Ethernet rates of 10/100 Mbps. According to FCC findings, the Bells have artificially maintained very high tariffs for T1 and T3 transport. Hence, FCC mandates the competition with the Bells in this area. Such broadband competition is expected to enhance productivity for business-to-business e-commerce applications. Hence, competitors will effectively compete with the Bells by offering business and residential customers superior network performance, reliability, security and applications.

Our CDCO, CTSX and CIAN systems are essential for competitors to effectively compete against the Bells. Our unique systems are positioned to address the inherent problems facing the telecom market today:

  Competitive service providers must build 'critical' local wireline voice and data switching networks and ensure cost efficient, high quality service to their customers.

  Businesses demand scalable broadband connectivity solutions, not offered by the Bells.

  The limitations of Dial-up, ISDN and DSL.

  The emergence of Managed IP Private Line and Ethernet packet switched "broadband" technology.

Competitive service providers (CSPs) must build 'critical' local wireline voice and data switching networks and ensure cost efficient, high quality service to their customers.

Currently, virtually all local wireline switching networks are owned by the Bells, which deliver 91.5% of the nations voice and data traffic. The Bells have complete control over the installation, service and maintenance of this portion of the network. As a result, CSPs face lengthy installations, maintenance errors and frequent service interruptions. CSPs will not survive if they continue to rely on their competitor's network. Due to the UNE-P Phase Out Policy, CSPs have no choice but to build wireline local switching networks for both voice and data by co-locating their switching equipment in the Bells' central offices or seek for such services from other providers. Our compact CDCO and CTSX digital voice switches, and CIAN routers enable us to efficiently build next generation wireline local switching voice and data networks, thus bypassing the Bells' switching network. Under the UNE-L policy, by co-locating our CDCO, CTSX and CIAN gives us and CSPs complete control over their local switching network and end their reliance on the Bells.

Businesses demand scalable broadband connectivity solutions, not offered by the Bells.

Currently, the Bells utilize older technology that prohibits network access scalability between T1 (1.5 Mbps) and T3 (45 Mbps). This rigid network structure is cost prohibitive for many businesses that require broadband access between this range. Our innovative CIAN router enables us to offer businesses complete scalability in this range for their broadband access needs. We are able to capture this market by utilizing our proprietary software technology embedded in our CIAN router. In addition, we benefit from our CIAN's ability to offer control of local data switching within an area as well as cost savings derived from local aggregation of services by co-locating our CIANs in the Bells' central offices.

Limitations of Dial-up, ISDN and DSL

The vast majority of Internet users access data networks through slow dial-up modems, an integrated services digital network (ISDN) line or a digital subscriber line (DSL) line offering typically 56 Kbps, 128 Kbps and 1 Mbps respectively. DSL technology is very sensitive to the quality of the existing analog voice grade lines. Therefore, DSL service is severely limited by the length of wire from the Bells' central office to a subscriber location. This is generally less than 18,000 feet, which represents less than 45% of the total market. This shortcoming is created by the Bells' existing analog voice grade lines and is incurable. However, under the UNE-L policy, CSPs and UNE-P migration providers will be able to lease from the Bells at cut-rate prices T1 and T3 digital carrier grade lines to their business customers. Our co-located CIAN distribution router provides 1.5 Mbps (T1) to 45 Mbps (T3) or 10/100 Mbps Ethernet broadband service without any distance limitations or degradation of bandwidth.

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

OUR BUSINESS STRATEGY

Our strategy is to be a significant facilities-based local voice and data service provider in the Northeast by deploying our distributed digital voice and broadband data switching systems. We intend to implement the following strategies to achieve our goal:

Growth Through Acquisitions

CLEC industry is consolidating, creating merger and acquisitions opportunities for us. We have determined that we can grow rapidly through acquisition of certain non-facilities based CLECs, who do not want to build their own local voice and broadband data switching facilities, despite the FCC's local switching (UNE-P) phase-out ruling. While these CLECs are, generally, excellent marketing companies and have already established a customer base, they lack the technical and network engineering aspects of owning and maintaining local voice and data switching facilities, which are among our core competences. We intend to acquire as many small to medium sized profitable CLECs in the U.S. Northeast.

Effective June 1, 2007, we acquired NRT and TSI, each as an acquisition subsidiary wholly owned by Cyber Digital, Inc. These profitable companies were acquired on a cashless basis through the assumption of indebtedness to an accredited institutional investor. NRT is licensed to provide services in New York, New Jersey, Pennsylvania, Massachusetts, Ohio and Florida. TSI is licensed to provide services in New York, New Jersey, Pennsylvania and Massachusetts. Both NRT and TSI have certificates of authority under Section 214 of the Communications Act of 1934, as amended, from FCC.

Upon gaining substantial scale in customer base through acquisitions of additional contemplated switch-less CLECs, we will be able to launch our network roll-out at a faster pace than that if we were to build the customer base from zero. Currently, NRT and TSI have a gross profit margin of 37%. Upon migration of the customer lines to our network, the gross margins improve to 56%, resulting in net income increasing over 250%. We intend to expand through acquisitions while, at the same time, migrating those customer lines that, in the aggregate, reach several hundred lines per co-location Bell central office. We will use NRT and TSI proven customer services and provisioning facilities as a platform to build our local voice and data services business, while our technology development and manufacturing division supplies the requisite network equipment comprising of CDCO, CTSX, CIAN and CBIG.

Our overall strategy is to grow through acquisitions, as it provides for large-scale expansion and rapid deployment of our networks, with minimal cost of customer acquisition. We are in negotiations with a number of other profitable non-facilities based CLECs for potential acquisitions.

OUR RANGE OF DIGITAL VOICE SWITCHES

We offer a full array of distributed digital switching systems for modern digital telecommunications applications and networks. These systems are Cyber Distributed Central Office (CDCO) and Cyber Tandem Exchange (CTSX), primarily for use by our services division to create an alternative local voice and data networks or other competitive service providers (CSPs), who are forced to bypass the Bells' local switching networks pursuant to the UNE-P Phase Out Policy. Our commitment to research and development has enabled us to create new systems, employing SS7 or C7 signaling. Most importantly, we have developed specialized Advanced Intelligent Network (AIN) software for modern wireline, wireless and fiber optic networks. We intend to constantly develop additional new technologies and software for our systems.

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

CUSTOMER, SALES AND MARKETING

Internet Systems

Under the AT&T Alliance program, we provided Internet services to many medium and small businesses in multiple-tenant office buildings in Boston area for a period of one-year ending February 2001, when we terminated our agreement with AT&T due to telecommunications meltdown. During this period we successfully tested all our Internet systems, including CBIG, CIAN, CFW and CWEB, for both local-loop digital broadband and VPN applications. Our Internet systems provided network availability in excess of 99.999% when we provided Internet services in alliance with AT&T. We believe that our systems are ideally suited for the next-generation of local-loop digital broadband networks requiring increased reliability, performance, scalability, interoperability and flexibility. Our strategy is to provide aggregated VoIP and digital broadband services using our Internet systems to customers gained through the acquisition of CLECs and to those customers in multiple-tenant office buildings.

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

Digital Voice Switches for Local Switching Services

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

Systems that perform many of the functions similar to our CDCO and CTSX digital voice switches are readily available from a limited number of competitors, namely Alcatel-Lucent Technologies, Nortel Networks, and Siemens. However, our competitors systems are based on previous generation single-function monolithic centralized switching technology offering poor reliability, low performance, no scalability, no flexibility and are unsuitable for new local switching services that require co-location at the Bells' central offices. Furthermore, these systems are large in physical size with fixed capacity, suffer from stranded capital, consume more power, and are cumbersome to use with modern wireless and optical backhaul network technologies. We have developed our systems on a next generation multi-function distributed switching technology offering superior reliability, performance, scalability and flexibility. Our systems offer modular growth in increments of 1,000 to unlimited number of subscribers and typically occupy 1/100th the space that of our competitor's offerings; making our systems ideally suited for co-location in the Bells' central offices for UNE-P migration services. Most importantly, we have developed specialized software for modern wireless and optical backhaul network technologies, such as our CyberMesh software. We can easily and rapidly implement future advancements in our systems through software. On the other hand, our competitors also have the research and development capabilities, and financial and technical resources necessary to enable them to respond to technical advances as well as evolving industry requirements and standards.

Unlike the existing Bells' public voice telephone network that consists of monolithic centralized digital switches, the CSPs will be seeking for an alternative cost-effective approach, such as our CDCO and CTSX distributed digital switching systems. We believe that the upcoming trend in the telecommunications industry towards distributed switching for local switching networks from monolithic centralized switching will follow a similar trend in the computer industry towards distributed networking personal computers from monolithic centralized mainframe computers, which began the PC revolution in 1980s. We believe that with our distributed switching systems, the CSPs can rapidly provide telephone services to their customers by migrating from the Bell system to their own network. It is substantially easier to install small, distributed switches than large monolithic centralized switches with their corresponding long cabling infrastructure. We believe that our digital voice switches are well suited for the local switching needs of CSPs.

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

Broadband Systems For Local Access Services

The Internet related networking products business is characterized by intense competition. We compete with numerous well-established foreign and domestic companies, many of which possess substantially greater financial, marketing, personnel and other resources than we do. These companies have established reputations for success in the development, sale and service of Internet products.

Currently, there is limited competition in providing local broadband data services to customers in multiple-tenant office buildings due to the newness of this market. Cisco Systems and others are focusing on increasing the bandwidth capacity of their existing centralized IP backbone core routers i.e. increasing the bandwidth of the POPs. Our focus is to introduce an intermediate stage distribution router or Mini-POP on co-location basis at the Bells' central offices or in multiple-tenant office buildings. This approach provides an alternate to the Bells' local broadband switching network, which is being phased out pursuant to the UNE-P Phase Out Policy. Our solution will alleviate congestion of IP data and TDMoIP/MPLS/E traffic between customer-end point and POP. In addition, we will be able offer FR or PPP with scalable bandwidth from T1 to T3 as well as Ethernet speeds up to 100 Mbps. Our CIANs are ideally suited for co-location at the Bells' central offices because of small size when compared to separate centralized routers and softswitches. Our CIAN is an integrated distribution softswitch plus router that by software handles various IP broadband technologies and protocols including but not limited to Frame Relay, Private Line, PPP, PPPoE, TDMoIP, MPLS, etc.

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

RESEARCH AND DEVELOPMENT

Since the inception we have devoted substantial resources to the design and development of our systems. For the fiscal years ended March 31, 2008 and 2007, we expended approximately $32,500 and $25,000, respectively, on research and development. For the past few years, we substantially reduced our research and development expenditures due to lack of capital. Although our systems are fully developed such as our CDCO, CTSX, CRX, CSX, CBIG, CIAN, CFW and CWEB, we are continually seeking to refine and enhance our systems, including enhancements to comply with emerging regulatory or industry standards or the requirements of a particular customer or country. We believe that with our latest generation of CDCO, CTSX and CIAN systems we can provide UNE-P migration services for both voice and broadband data.

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

SERVICE SUPPORT

We believe that service, support and training are important factors in promoting sales and customer satisfaction. Our technology division offers services that include feasibility studies, site surveys, engineering planning, project estimating, network planning, network design, system planning, site preparation, system installation, customer training and maintenance to our service division or potential CSPs. However, we believe that CSPs are not yet ready to build their local-loop voice and broadband networks, due to their lack of technical ability and capital. We expect them to rely on our service division's ability to provide local voice and data services to them.

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

EMPLOYEES

As of the date hereof, we have 18 employees. At our headquarters, we have 5 employees engaged in general management, marketing, research and development, and administration. At our recently acquired wholly owned subsidiaries, New Rochelle Telephone Corp. and Telecarrier Services, Inc., we have 13 employees engaged in marketing, customer service, billing and provisioning. None of our employees is represented by a labor union. We consider our employee relations satisfactory.
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

Since inception, we have generated limited revenues from the sale of our products. We incurred losses of $1,762,446 and $932,643, respectively, for the fiscal years ending March 31, 2008 and 2007, and we anticipate that losses will continue until such time, if ever, as revenue from operations is sufficient to offset our operating costs.

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

As of June 24, 2008, J.C. Chatpar, our President and Chief Executive Officer, beneficially owned approximately 48% of our outstanding common stock. Mr. Chatpar is able to influence all matters requiring shareholder approval, including election of directors and approval of significant corporate transactions. This concentration of ownership, which is not subject to any voting restrictions, could limit the price that investors might be willing to pay for our common stock. In addition, Mr. Chatpar is in a position to impede transactions that may be desirable for other shareholders. He could, for example, make it more difficult for a potential acquirer to take control of us.

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

Our business and results of operations could be materially and adversely impacted if we fail to successfully integrate NRT, TSI and any other businesses we may acquire in the future.

As part of our growth strategy, we acquired NRT and TSI in June 2007, and may acquire additional businesses in the future. The integration of NRT, TSI and any businesses we may acquire in the future may not be successful or improve our revenues. We believe that the acquisitions of NRT and TSI will enhance our business opportunities and our growth prospects. However, these acquisitions, and any other acquisitions we may make in the future, involve risks that could materially and adversely affect our business and results of operations. These risks include, among others:

  distraction of management from our existing business operations;

  loss of key personnel and other employees;

  costs, delays and inefficiencies associated with integrating the operations and personnel of the acquired business;

  the impairment of acquired assets and goodwill; and

  acquiring the contingent and other liabilities of the acquired business.

In addition, businesses we acquire may not provide us with the desired increase in business opportunities or result in the growth that we anticipate. Furthermore, integrating acquired operations is a complex, time-consuming and expensive process. Combining acquired operations with our existing operations may result in lower overall operating margins, greater volatility in the price of our common stock and fluctuations in our quarterly earnings. Also, cultural incompatibilities, career uncertainties and other factors related to our acquisitions may result in the loss of employees. Failure to successfully integrate complementary practices of acquired businesses, or to achieve the business synergies or other anticipated benefits of our acquisitions, could materially and adversely affect our business and results of operations.

We have incurred significant indebtedness in connection with our acquisitions of NRT and TSI, which may adversely affect our ability to finance our operations, pursue desirable business opportunities and successfully run our business in the future.

Pursuant to the terms of our securities purchase agreement with Laurus, we issued a secured convertible term note to Laurus in outstanding principal amount of $1,307,338.26, the proceeds of which were used to acquire NRT and TSI from eLEC Communications Corp., or eLEC. The note is secured by a lien on substantially all of our assets, other than intellectual property assets, pursuant to the terms of a master security agreement we executed in favor of Laurus. The note matures on July 1, 2010. Interest will accrue on the unpaid principal of the note at a rate per annum equal to the "prime rate" published in The Wall Street Journal from time to time, plus two percent, provided that this interest rate shall not at any time be less than nine percent. From July 1, 2007 through and until July 1, 2010, the maturity date of the note, interest on the note is payable monthly. Beginning on January 2, 2008, we will be required to make monthly amortizing principal payments of $39,616.31 to Laurus, in addition to the required interest payments. Although we believe that our operating cash flows will be sufficient for us to comply with our payment obligations under the note and to continue to fund our operating requirements, this indebtedness could materially and adversely affect our business and operating results. For example:

  The terms of our securities purchase agreement with Laurus contain numerous restrictive covenants which, among other things, will restrict us in our ability to incur additional indebtedness, declare or pay dividends on our common stock or materially change the scope of our business. If we do not comply with these or any of our other obligations under the securities purchase agreement, an event of default may result which, if not cured or waived, could require us to repay the outstanding indebtedness immediately.

  We may be more vulnerable in the event of downturns and adverse changes in our business, our industry or the economy generally due to our need for increased cash flow to service this indebtedness.

  We may have difficulty obtaining additional financing, if necessary, at favorable interest rates to meet requirements for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes.

  We will be required to dedicate a substantial portion of our cash flows to the payments of principal and interest on this indebtedness, which will reduce the amount of funds available to us for operations, capital expenditures and future acquisitions.

NRT is currently involved in certain disputes with Verizon which, if not resolved in our favor, could have a material and adverse effect on our company.

In December 2007, it came to our attention that NRT evidently had not been receiving telephone usage data from Verizon for the immediately preceding seven months, depriving NRT of the ability to bill its customers accordingly. Under our Wholesale Advantage Services Agreement with Verizon, we believe Verizon is obligated to provide this billing data. We also believe, among other things, that we had overpaid Verizon with respect to some of the months prior to that seven-month period, that Verizon failed to correctly apply current payments to current charges and instead continued to apply payments to past disputed amounts prior to 2007, that Verizon wrongly billed us for late charges, that Verizon billed NRT for usage with respect to which NRT was never provided the corresponding data , and that Verizon improperly charged us for ISP-bound traffic pursuant to FCC rules set forth in 16 FCC Red 9151 (2001). We have been discussing the foregoing matters with Verizon and believe we can reach an amicable resolution with Verizon of each of these disputes. However, there can be no assurance that these disputes will be resolved amicably or, if and when resolved, that they will be resolved in our favor, although if these disputes are not resolved in our favor, we believe eLEC may, in certain circumstances, be obligated to indemnify us for our resulting damages pursuant to the terms of the stock purchase agreement between us and eLEC pursuant to which we agreed to acquire NRT. However, there can be no assurance that eLEC will provide any such indemnification to us, and any adverse resolution of one or more of these disputes with Verizon could have a material and adverse effect on our company.

We are dependent on third-party suppliers.

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

Issuance of our shares of common stock to fund our UNE-P migration services business may significantly dilute the equity interest of existing shareholders.

We will need significant additional funds to enter UNE-P migration services business, which will require us to issue more shares of our common stock. Accordingly, this causes a greater risk of dilution. The perceived risk of dilution may cause some of our shareholders to sell their shares, which could have a depressive effect on the price of our common stock.

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

ITEM 3 - Legal Proceedings

There are no material legal proceedings against our company.

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
	Price Per Share .
	High	Low
Fiscal Year Ended March 31, 2008
First Quarter	$0.53	$0.21
Second Quarter	0.48	0.14
Third Quarter	0.25	0.13
Fourth Quarter	0.52	0.15

Fiscal Year Ended March 31, 2007
First Quarter	$0.29	$0.13
Second Quarter	0.30	0.12
Third Quarter	0.28	0.12
Fourth Quarter	0.35	0.11

On March 31, 2008, the closing trade price of our common stock as reported on the Bulletin Board was $0.16 per share. On that date, there were approximately 470 stockholders of record of our common stock. We believe that on March 31, 2007, there were more than 2,400 beneficial holders of our common stock.

On June 6, 2006, we declared a 3-for-2 stock split to be paid in the form of a 50% stock dividend to the stockholders of record as of June 26, 2006. The prices have been adjusted to reflect the stock split, as applicable.

On November 30, 2007, at the Annual Meeting of Shareholders, our shareholders approved an amendment to the Company's Certificate of Incorporation to increase the authorized number of shares of the Company's common stock, par value $0.0066667 per share (the "Common Stock"), to 450,000,000.

On November 30, 2007, at the Annual Meeting of Shareholders, our shareholders approved an amendment to the Company's 1997 Stock Incentive Plan (the "1997 Plan") to increase the number of shares of Common Stock reserved for issuance thereunder to 100,000,000.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

When used in this report, press releases and elsewhere by the management of our company from time to time, the words "believes", "anticipates", and "expects" and similar expressions are intended to identify forward-looking statements that involve risks and uncertainties. Additionally, certain statements contained in this discussion may be deemed forward-looking statements that involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially or adversely are the following: the ability of our company to meet its working capital and liquidity needs, the status of relations between our company, its primary customers and distributors, the availability of long-term credit, unanticipated changes in the U.S. and international economies, business conditions and growth in the international and the U.S. telecommunications industry, level of growth in both voice and internet systems sales generally, the timely development and acceptance of new products, the impact of competitive products and pricing, changes in the cost of component materials, changes in product mix, the outcome of litigation in which our company is involved, along with product delays and other risks detailed from time to time in our company's SEC reports, including but not limited to this Annual Report on Form 10-KSB for the year ended March 31, 2008. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Our company undertakes no obligation to publicly release the results of any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

We are a designer, software developer and manufacturer of a range of unique distributed digital-voice-switching and Internet Protocol (IP) broadband infrastructure equipment as well as a communications service provider through our subsidiaries. Our technology division produces Class 5 local digital central office switches, Class 4 regional tandem digital central office switches, IP soft-switches, routers, gateways, firewalls, voice-over IP (VoIP) and virtual private network (VPN) systems for public-switched-telephone-network (PSTN) operators and Internet Service Providers (ISP) worldwide. Our communication service provider subsidiaries provide services to small businesses and residential subscribers in the states of New York, New Jersey and Pennsylvania.

On June 1, 2007, we acquired two CLECs, New Rochelle Telephone Corp., ("NRT") and Telecarrier Services, Inc. ("TSI"), based in White Plains, New York. These acquisitions have allowed us to expand our market presence in New York, New Jersey and Pennsylvania, and have also allowed us to become a facilities based provider of voice and data services as we build our network by deploying our proprietary network equipment. Upon migrating these customers to our network, we will significantly improve profitability through operating synergies.

Results of Operations

Year Ended March 31, 2008, Compared to Year Ended March 31, 2007

Net sales

Net sales for the year ended March 31, 2008 (referred to as "fiscal year 2008"), were $3,863,840 from $0 for the year ended March 31, 2007 (referred to as "fiscal year 2007"). Net sales consist of local and long distance telephone service provided by our subsidiaries, NRT and TSI, from June 1, 2007, the date of acquisition. Revenues are generated on a recurring monthly basis from services provided to both small businesses and residential customers. The average revenue per user (ARPU) is approximately $43 per month. We are in early stages of developing the alternative local voice and data switching services market in the U.S. due to the recent creation of the market opportunity. We were waiting for the FCC's deregulation policies on local voice and data switching in order to enter this lucrative market with our systems. Our overall strategy is to grow through acquisitions of profitable non-facilities based CLECs in the post FCC deregulation.

Cost of Sales

Cost of sales for the fiscal year 2008 was $2,598,468 compared to $140,000 for the fiscal year 2007. Cost of sales predominantly consists of purchasing communication services from Verizon and Qwest on a resale basis. We also include in our cost of sales the materials and labor used, subcontractor costs and overhead incurred in the manufacture of our systems as well as any change in the valuation of our inventory, which was $0 and $140,000 for the fiscal years 2008 and 2007, respectively.

Gross Profit

Gross profit for the fiscal year 2008 was $1,265,372 as compared to a gross loss of $(140,000) for the fiscal year 2007. Gross profit as a percentage of sales was 33% for the fiscal year 2008 as compared to 0% for the fiscal year 2007.

Selling, general and administrative

Selling, general and administrative expenses increased from $579,778 in fiscal year 2007 to $2,027,056 in fiscal year 2008, representing an increase of $1,447,278 or approximately 250%, principally due to selling, general and administrative expenses of NRT and TSI. The stock based compensation expense in fiscal year 2008 was $65,806 as compared to $215,482 in fiscal year 2007.

Research and development

Research and development expenses increased from $25,000 in fiscal year 2007 to $32,500 in fiscal year 2008, representing an increase of $7,500 or approximately 30%. All development costs are expensed in the period incurred.

Income (loss) from operations

Loss from operations in fiscal year 2008 was $(1,762,446) or $(.053) per share as compared with a loss of $(932,643) or $(.028) per share in fiscal year 2007.

Net income (loss) available to Common Stockholders

Preferred stock dividend was $12,500 and $12,526 in the fiscal years 2008 and 2007, respectively. As a result of the foregoing, the net loss available to common stockholders in fiscal year 2008 was $(1,774,946) or $(.053) per share as compared to a net loss of $(945,169) or $(.028) per share in fiscal year 2007.

Liquidity and Capital Resources

Our ability to generate cash adequate to meet our needs results primarily from sale of preferred and common stock, cash flow from operations, issuance of debt, and cash advances in the form of loan from our Chief Executive Officer and a shareholder. Total working capital decreased by $2,133,230 to $(4,178,795) at March 31, 2008 from $(2,045,565) at March 31, 2007. The current ratio of current assets to current liabilities increased to 0.24 to 1 as at March 31, 2008 from 0.12 to 1 as at March 31, 2007. Current levels of inventory are adequate to meet sales for a few months. We believe that our current sources of liquidity pursuant to the acquisitions of New Rochelle Telephone Corp. and Telecarrier Services, Inc., as of June 1, 2007, are sufficient to meet our near-term growth needs. However, we need additional capital to pursue more acquisitions to support our future growth needs. We have no off-balance sheet arrangements.

Cash and cash equivalents were $311,992 and $33,506 for the fiscal years 2008 and 2007, respectively.

Marketable securities were $250,480 and $0 for the fiscal years 2008 and 2007, respectively.

Net cash provided by operating activities were $157,163 and $(340,057) for the fiscal years 2008 and 2007, respectively.

Net cash provided by investing activities were $172,015 and $(975) during the fiscal years 2008 and 2007, respectively, predominantly due to the cash portion of the acquisition.

Net cash used in financing activities were $(50,692) and $368,987 for the fiscal years 2008 and 2007, respectively.

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

On November 3, 2005, we entered into definitive agreement with an accredited institutional investor for a $10 million private equity line of credit to be drawn upon until December 8, 2008. At our discretion, we may draw down on the line up to $100,000 for each 7-day period, as defined. If we do not utilize the line of credit during the 7-day period, the line reduces by $100,000. As of March 31, 2008, approximately $2.3 million would have been available under the credit line, if our company had updated the registration statement for the line of credit. Hence, as of March 31, 2008, our company has no ability to draw down on this credit line. However, when and if, our company updates the registration statement, our ability to draw down will commence to an amount equal to the remaining balance. The ability to draw down depends on a number of factors such as price, volume and liquidity of our shares of common stock traded..

As of the fiscal years ended March 31, 2008 and 2007, our company has received cash advances of $1,256,300 and $1,256,300, respectively, from our Chief Executive Officer. As of the fiscal year ended March 31, 2008 and 2007, our company has received cash advances of $350,000 and $350,000 from a shareholder, respectively.

Effective June 1, 2007, we acquired two telephone companies, NRT and TSI, from eLEC. These companies were acquired on cashless basis through the issuance of secured convertible note in the principal amount of approximately $1.3 million with an accredited institutional investor. The note is due July 1, 2010 and bears interest at prime plus 2% but no less than 9%. All or portion of the outstanding principal and interest due under the note may be converted into shares of our common stock upon satisfaction of specified conditions. The note is convertible into shares of our common stock at a fixed price of $0.50 per share, provided however, (i) the average closing price of our common stock for the 5 trading days prior to conversion is greater than or equal to $0.58, and (ii) specified trading volume conditions are met. Otherwise, we must make the monthly principal and interest payments in cash. The note is secured by a lien on substantially all our assets, other than intellectual property assets. In connection with the note, we entered into a Registration Rights Agreement with the institutional investor to register the shares of our common stock issuable upon conversion of the note. The Registration Rights Agreement was declared effective by Securities Exchange Commission on October 18, 2007 for the issuance of up to 3,200,000 shares of our common stock pursuant to terms of the convertible note. In addition to our purchase agreement, we also received 808,000 restricted shares of common stock of eLEC Communications Corp., which is included as marketable securities for the fiscal year 2008.

In December 2007, it came to our attention that NRT evidently had not been receiving telephone usage data from Verizon for the immediately preceding seven months, depriving NRT of the ability to bill its customers accordingly. Under our Wholesale Advantage Services Agreement with Verizon, we believe Verizon is obligated to provide this billing data. We also believe, among other things, that we had overpaid Verizon with respect to some of the months prior to that seven-month period, that Verizon failed to correctly apply current payments to current charges and instead continued to apply payments to past disputed amounts prior to 2007, that Verizon wrongly billed us for late charges, that Verizon billed NRT for usage with respect to which NRT was never provided the corresponding data , and that Verizon improperly charged us for ISP-bound traffic pursuant to FCC rules set forth in 16 FCC Red 9151 (2001). We have been discussing the foregoing matters with Verizon and believe we can reach an amicable resolution with Verizon of each of these disputes. However, there can be no assurance that these disputes will be resolved amicably or, if and when resolved, that they will be resolved in our favor, although if these disputes are not resolved in our favor, we believe eLEC may, in certain circumstances, be obligated to indemnify us for our resulting damages pursuant to the terms of the stock purchase agreement between us and eLEC pursuant to which we agreed to acquire NRT. However, there can be no assurance that eLEC will provide any such indemnification to us, and any adverse resolution of one or more of these disputes with Verizon could have a material and adverse effect on our company.

Although the acquisitions of NRT and TSI have provided reasonable revenues and positive cash flow, additional financing will be needed to support our plans to grow by acquiring additional CLECs. We are in negotiations with a number of other profitable non-facilities based CLECs for potential acquisitions, although there can be no assurance that we will consummate these or any other acquisitions or, if consummated, that those acquisitions will be successful.

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

PART III

ITEM 9 - Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The directors, executive officers and key employees of our company are:
Name	Age	Office

Jawahar C. Chatpar	60	Chairman of the Board, President, and Chief Executive Officer

Jack P. Dorfman	70	Director and Secretary

Terry L. Jones	60	Director

Michael J. Cataro	50	Controller

Jawahar C. Chatpar is the founder of our company and has served as Chief Executive Officer since our inception. Mr. Chatpar has served as Chairman of the Board since March 1991. He served as President of our company from inception until November 1986, and has again served as President of our company from March 1991 until present. Mr. Chatpar also served as Secretary from November 1986 until March 1991. Mr. Chatpar has also served as a director since inception. Mr. Chatpar founded our company in 1983 as a successor to a Canadian corporation of the same name, which he founded in 1982. Mr. Chatpar is primarily responsible for developing our proprietary technology and managing our company, including its business development and marketing functions. From 1980 to 1982, Mr. Chatpar was employed by Bayly Engineering Limited, a manufacturer of digital telecommunication systems and a member of A.E.G. Telefunken Group, as a General Manager of Digital Transmission and Fiber Optics Engineering (research and development). From 1974 to 1980, Mr. Chatpar served in various engineering, general management and marketing positions with Northern Telecom (Nortel Networks). He holds an B.Tech (honors) degree in Electrical Engineering from the Indian Institute of Technology, Bombay, India and an M.S. degree in Electrical Engineering from the University of Waterloo, Canada.

Jack P. Dorfman joined our company as a Director in November 1993, and has served as Secretary since April 2006. He has previously served as Secretary from October 1995 until March 2000. Mr. Dorfman has otherwise been retired since June 1996. Prior thereto, since 1992, Mr. Dorfman served as consultant and manager for a number of pharmacies. From 1990 to 1992, he served as a management consultant for Clark Container, a division of Mark IV Industries, a conglomerate. From 1988 to 1990, he served as Vice President and Treasurer of US Distribution, a transportation company. Prior to 1988, he owned, managed and operated an independent community pharmacy for over fifteen years.

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

Michael J. Cataro joined our company as Controller in May 2008. From 2004 to 2008, Mr. Cataro was employed by Robert Half International on long-term consulting assignments. From 2003 to 2004, Mr. Cataro served as Assistant Controller for M&S Fabricators & Erectors. From 1998 to 2002, Mr. Cataro was employed by Advica Health Resources, Inc. as Manager of Finance Operations. From 1995 to 1998, Mr. Cataro served as Accounting Manager / Controller for BCAM International, Inc. He holds an AS degree in Accounting from the Suffolk County Community College.

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

Summary Compensation Table

The following table sets forth information concerning the compensation for services in all capacities for the fiscal years ended March 31, 2008, 2007 and 2006 of those persons who were, at March 31, 2008 the chief executive officer (the "named officer"). During such periods, no executive officer of our company received compensation in excess of $100,000.
	Annual Compensation				Long Term Compensation			All Other Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)(1)	Restricted Stock Awards ($)	Securities Underlying Options/ SARs(#)	LTIP Payouts ($)
J.C. Chatpar, Chairman of the Board, President and Chief Executive Officer	2008 2007 2006	$137,000 $92,500 $92,500	None None None	None None None	None None None	1,710,000(4) 1,927,500(3) 1,500,000(2)	None None None	None None None

____________

(1) We have concluded that the aggregate amount of perquisites and other personal benefits paid to each of the named officers named in the table did not exceed the lesser of 10% of such officer's total annual salary and bonus for the 2008, 2007 and 2006 fiscal years or $50,000, thus, such amounts are not included in the table.

(2) In fiscal year 2006, Mr. Chatpar was granted options to purchase 1,500,000 shares of our common stock at an exercise price of $0.10 per share.

(3) In fiscal year 2007, Mr. Chatpar was granted options to purchase 1,927,500 shares of our common stock at an exercise price of $0.20 per share.

(4) In fiscal year 2008, Mr. Chatpar was granted options to purchase 1,500,000 shares and 210,000 shares of our common stock at an exercise price of $0.21 and $0.19 per share, respectively.

Option Grants In Last Fiscal Year

The following table sets forth information concerning stock option grants made during fiscal year 2008 to the named officers. We have not granted any stock appreciation rights.
Individual Grants
	Number of Securities	% of Total Options Granted	Exercise	Expiration
	Underlying Options	To Employees in	Price	Date
	Granted	Fiscal Year End	($/Share)
Name	(#)	(1)	(2)	(3)

J.C. Chatpar	1,500,000	83%	$0.21	09/23/17
J.C. Chatpar	210,000	11%	$0.19	11/05/17

_________________

(1) During fiscal year 2008, options to purchase an aggregate of 1,710,000 shares of our common stock were granted to Mr. Chatpar and options to purchase an aggregate of 105,000 shares of our common stock were granted to two other directors.

(2) The exercise price of the options granted was equal to the fair market value of the underlying stock on the date of grant.

(3) Options are not immediately exercisable. They vest over a period of four years at a rate of 25% of options granted each year.

Aggregated Fiscal Year End Option Values

The following table sets forth information concerning the number of unexercised options and the Fiscal 2008 year-end value of unexercised options on an aggregated basis held by the named officers. We have not granted any stock appreciation rights in Fiscal 2008.

	Number of Securities Underlying Unexercised Options at Fiscal Year-End (#)		Value of Unexercised In-The-Money Options at Fiscal Year-End ($)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable

J.C. Chatpar	11,618,050	1,710,000	$300,150	0

____________

(1) Options are "in-the-money" if, on March 31, 2008 the market price of the Common Stock ($0.16) exceeded the exercise price of such options. The value of such options is calculated by determining the difference between the aggregate market price of our common stock underlying the options on March 31, 2008 and the aggregate exercise price of such options.

Compensation of Directors

We pay our directors $250 per board meeting. During Fiscal 2008, the board of directors met five times and each director attended at least 75% of the meetings of the board of directors. In addition, we currently reimburse each director for expenses incurred in connection with his attendance at each meeting of the board of directors.

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

Audit Committee Composition

We have a de facto audit committee composed of Jack Dorfman and Terry Jones who are also members of the board of directors. The audit committee assists in selecting our independent auditors and in designating services to be performed by, and maintaining effective communication with, those auditors.

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

Employee Benefit Plan

We offer basic health, major medical and life insurance to our employees. We have also adopted a 401(k) plan for our employees.

ITEM 11 - Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of our company's common stock as of March 31, 2008, for (i) each person or group that is known to us to be a beneficial owner of more than 5% of the outstanding shares of our common stock, (ii) each of the named officers and directors, and (iii) all directors and executive officers of our company as a group. Except as otherwise indicated, we believe that such beneficial owners, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws, where applicable.
Names and Address Of Beneficial Owners	Number of Shares	Percentage Owned (1)(2)
J.C. Chatpar(3) c/o Cyber Digital, Inc. 400 Oser Avenue Hauppauge, NY 11788	29,847,868	48.5%
Jack P. Dorfman(4)	420,000	0.7%
Terry L. Jones (5)	1,501,845	2.4%
Prem Chatpar (6)	7,186,886	11.7%
All directors and executive officers as a group: (3) persons	31,769,713	51.7%

*less than 1%

(1) For purposes of computing the percentage of outstanding shares of Common Stock held by each person or group of persons named above, any security which such person or persons have or have the right to acquire within 60 days is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage of ownership of any other person.

(2) Assumes the exercise of all of the outstanding options and warrants to purchase in the aggregate 14,376,630 and 13,552,500, respectively, shares of our common stock.

(3) Includes 11,618,050 shares as to which Mr. J.C. Chatpar holds non-qualified stock options, which are exercisable at any time. Includes warrants to purchase 10,672,500 shares. Excludes 1,710,000 shares, as to which Mr. J.C. Chatpar holds non-qualified stock options, which are not exercisable. Does not include 714,000 shares owned by his wife, Sylvie Chatpar, to which shares Mr. J.C. Chatpar disclaims beneficial ownership.

(4) Includes 330,000 shares as to which Mr. Dorfman holds a non-qualified stock option, which are exercisable at any time. Does not include 540,000 shares owned by his wife, Sandra Dorfman, to which shares Mr. Dorfman disclaims beneficial ownership.

(5) Mr. Terry Jones is a general partner of a limited partnership that is the general partner of Syndicated Communications Venture Partners III, L.P. ("Syncom III"), a fund which on April 14, 1998, Syncom III converted all of its outstanding Series B-1 preferred stock into 1,291,845 shares of our common stock at a conversion price of $1.93 per share. Includes 210,000 shares as to which Mr. Jones holds non-qualified stock options, which are exercisable at any time.

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

3.1(c)

  Certificate of Amendment of the Certificate of Incorporation of Cyber Digital, Inc. dated January 11, 2002 (incorporated by reference to Appendix 1 in the Company's Definitive Schedule 14A on March 6, 2000)

3.2

  Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-KSB/A, Amendment No.1 for the fiscal year ended March 31, 2007 (the "2007 Form 10-KSB")).

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

14.1	Code of Conduct (incorporated herein by reference to Exhibit 14.1 to the Company's Annual Report on Form 10-KSB/A, Amendment No.1 for the fiscal year ended March 31, 2007 (the "2007 Form 10-KSB")).
21.1

  List of Subsidiaries of the Company (incorporated herein by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-KSB/A, Amendment No.1 for the fiscal year ended March 31, 2007 (the "2007 Form 10-KSB")).

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  Reports of Form 8-K. No Reports on Form 8-K were filed.

ITEM 14 - Principal Accountant Fees and Services

The Company paid or accrued the following fees in each of the prior two fiscal years to it's principal accountant, Blanchfield, Kober & Company, P.C.

		Year ended March 31, 2008	Year ended March 31, 2007

(1)	Audit fees	$60,000	$18,000
(2)	Audit-related fees	30,900	0
(3)	Tax fees	5,000	1,000
(4)	All other fees	0	0
	Totals	$95,900	$19,000

As defined in Sarbanes-Oxley Act of 2002, we have a de facto audit committee composed of Jack Dorfman and Terry Jones who are also members of the board of independent directors.

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

The Board reviewed the audited financial statements of the Company as of and for the year ended March 31, 2008 and 2007 with management and independent auditors. Management has the sole ultimate responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for their examination of those statements.

Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company's audited financial statements and recommended that they be included in its Annual Report on Form 10-KSB for the year ended March 31, 2008, for filing with the Securities and Exchange Commission.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 27, 2008
CYBER DIGITAL, INC.

By: /s/ J.C. Chatpar
J.C. Chatpar
Chairman of the Board, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J.C. Chatpar J.C. Chatpar	Chairman of the Board, President and Chief Executive Officer (Principal Executive and Financial Officer)	June 27, 2008

/s/ Jack P. Dorfman Jack P. Dorfman	Director and Secretary	June 27, 2008

/s/ Terry Jones Terry Jones	Director	June 27, 2008

Index to Exhibits
Exhibit No.	Description of Document
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

3.1(c)

Certificate of Amendment of the Certificate of Incorporation of Cyber Digital, Inc. dated January 11, 2002 (incorporated by reference to Appendix 1 in the Company's Definitive Schedule 14A on March 6, 2000)

3.2

Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-KSB/A, Amendment No.1 for the fiscal year ended March 31, 2007 (the "2007 Form 10-KSB")).

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

14.1	Code of Conduct (incorporated herein by reference to Exhibit 14.1 to the Company's Annual Report on Form 10-KSB/A, Amendment No.1 for the fiscal year ended March 31, 2007 (the "2007 Form 10-KSB")).
21.1

List of Subsidiaries of the Company (incorporated herein by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-KSB/A, Amendment No.1 for the fiscal year ended March 31, 2007 (the "2007 Form 10-KSB")).

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_________________________________________

CYBER DIGITAL, INC. and Subsidiaries

FINANCIAL STATEMENTS

AND

AUDITORS REPORT

________________________________________

TABLE OF CONTENTS
Page

Independent Auditors' Report	1

Financial Statements

Consolidated Balance Sheets	2

Consolidated Statements of Operations	3

Consolidated Statements of Comprehensive Income	4

Consolidated Statements of Changes in Shareholders' Equity (Deficit)	5

Consolidated Statements of Cash Flows	6

Notes to Consolidated Financial Statements	7 -19

________________________

Blanchfield, Meyer, Kober & Rizzo, LLP
Certified Public Accountants
T 631 293-5000
1200 Veterans Memorial Hwy. Suite 350	F 631 234-4272
Hauppauge, New York 11788	www.bmkr.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Cyber Digital, Inc.

Hauppauge, New York

We have audited the accompanying consolidated balance sheets of Cyber Digital, Inc. and Subsidiaries as of March 31, 2008 and 2007, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the two years in the period ended March 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2008 and 2007, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2008 in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As further discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Blanchfield, Kober & Company, P.C.

Hauppauge, New York

June 27, 2008

_________________
CYBER DIGITAL, INC. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
Years ended March 31, 2008 and 2007
	2008	2007
ASSETS
Current Assets
Cash and cash equivalents	$311,992	$33,506
Marketable securities	250,480	0
Accounts receivable, net of allowance of $217,947	352,686	0
Inventories	248,996	248,996
Prepaid and other current assets	177,661	9,205
Total Current Assets	1,341,815	291,707

Property and Equipment, net
Equipment	$406,401	$339,932
Furniture and Fixtures	64,355	64,355
Vehicle	37,814	37,814
Leasehold Improvements	4,786	4,786
	$513,356	$446,887
Accumulated depreciation	459,473	418,127
Total Property and Equipment	$53,883	$28,760

Other assets	9,333	34,267
Customer contracts	1,426,876	0
Other intangible assets	287,500	0
TOTAL ASSETS	$3,119,407	$354,734

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable, accrued expenses, and taxes	$2,642,243	$308,168
Accrued interest	659,703	458,352
Officer/ shareholder notes payable	1,606,300	1,531,300
Accrued dividend payable	44,844	32,344
Equipment loan payable- current portion	7,301	7,108
Convertible note payable-current portion	475,395	0
Deferred revenue	84,824	0
Total Current Liabilities	5,520,610	2,337,272

Long Term Liabilities
Equipment loan payable	8,372	15,408
Convertible note payable	713,094	0
Other liabilities	600,604	0
Total Liabilities	6,842,680	2,352,680

Shareholders' Equity (Deficit)
Preferred stock - $.05 par value; cumulative, convertible and
Participating; authorized 10,000,000 shares
Series C; issued and outstanding - 310 shares at
March 31, 2008 and 2007	16	16
Series E; issued and outstanding -50 shares at
March 31, 2008 and 2007	3	3
Common stock - $.0066667 par value; authorized 450,000,000 shares;
issued and outstanding 33,529,813 and 33,504,813
shares at March 31, 2008 and 2007, respectively	223,533	223,366
Additional paid-in-capital	19,164,062	19,090,089
Accumulated other comprehensive loss	(24,520)	0
Accumulated deficit	(23,086,366)	(21,311,420)
Total Shareholders' Equity (Deficit)	(3,723,273)	(1,997,946)
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,119,407	$354,734

See independent accountant's report and notes to financial statements.
Page 2

	CYBER DIGITAL, INC. and subsidiaries
	CONSOLIDATED STATEMENTS OF OPERATIONS
	Years ended March 31, 2008 and 2007

	2008	2007

Net Sales	$3,863,840	$0

Cost of Sales	2,598,468	140,000

Gross Profit	1,265,372	(140,000)

Operating Expenses
Selling, general and administrative expenses	$2,027,056	$579,778
Research and development	32,500	25,000
Depreciation and amortization	588,666	8,284
Bad debt	142,691	0

Total Operating Expenses	2,790,913	613,062

Loss from Operations	(1,525,541)	(753,062)

Other Income (Expense)
Interest expense	(298,476)	(166,312)
Other expense	0	(13,114)
Other income	61,570	0

Total Other Income (Expense)	(236,905)	(179,426)

Loss before Income Taxes	(1,762,446)	(932,488)

Provision for Income Taxes	0	155

Net Loss	(1,762,446)	(932,643)

Preferred Stock Dividend	12,500	12,526

Income Available to Common Shareholders	$(1,774,946)	$(945,169)

Net Loss Per Share of Common Stock (See Note 8)

Loss from Operations - Basic	$(.053)	$(.028)
Diluted	$(.053)	$(.028)

Net Loss - Basic	$(.053)	$(.028)
Diluted	$(.053)	$(.028)

Weighted average number of common shares outstanding	33,528,037	33,502,101

See independent accountant's report and notes to financial statements.

Page 3

	CYBER DIGITAL, INC. and subsidiaries
	CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
	Years ended March 31, 2008 and 2007

	2008	2007

Net Loss	$(1,762,446)	$(932,643)

Other Comprehensive Income (Loss):
Unrealized loss on marketable securities	$(24,520)	$0

Comprehensive Income (Loss)	$(1,786,966)	(932,643)

See independent accountant's report and notes to financial statements.

Page 4

			CYBER DIGITAL, INC. and subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
		Years ended March 31, 2008 and 2007

	Preferred Stock								Shareholders'
	Series C		Series E		Common Stock		Paid in	Accumulated	Equity
	Shares Amount		Shares Amount		Shares	Amount	Capital	Deficit	(Deficit)

Balance at March 31, 2006	310	$ 16	50	$ 3	33,489,813	$ 223,266	$ 18,872,237	$ (20,366,251)	$ (1,270,729)

Issuance of common stock					15,000	100	2,370		2,470

Issuance of stock options							215,482		215,482

Net Loss								(932,643)	(932,643)

Accrued Dividend on E Preferred								(12,526)	(12,526)

Balance at March 31, 2007	310	$ 16	50	$ 3	33,504,813	$ 223,366	$ 19,090,089	$ (21,311,420)	$ (1,997,946)

Issuance of common stock					25,000	167	8,167		8,334

Issuance of stock options							65,806		65,806

Net Loss								(1,762,446)	(1,762,446)

Accrued Dividend on E Preferred								(12,500)	(12,500)

Accumulated other loss									(24,520)

Balance at March 31, 2008	310	$ 16	50	$ 3	33,529,813	$ 223,533	$ 19,164,062	$ (23,086,366)	$ (3,723,273)

See independent accountant's report and notes to financial statements.

Page 5

	CYBER DIGITAL, INC. and subsidiaries
	CONSOLIDATED STATEMENTS OF CASH FLOWS
	Years ended March 31, 2008 and 2007

	2008	2007

Cash Flows from Operating Activities
Net loss	$(1,762,446)	$(932,643)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	18,036	8,284
Amortization intangible assets	570,631	0
Stock based compensation	74,140	215,482
Inventory valuation allowance	0	140,000
Accrued shareholder interest	201,351	164,756
Other Assets	61,601	17,774
Deferred revenue	(43,926)	0
(Increase) decrease in operating assets:
Accounts receivable	137,276	0
Prepaid and other current assets	(143,782)	0
Increase (decrease) in operating liabilities:
Accounts payable, accrued expenses and taxes	1,044,282	48,873
Settlement payable	0	(2,583)
Net Cash Provided by (Used in) Operating Activities	157,163	(340,057)

Cash Flows from Investing Activities
Purchase of equipment	(3,333)	(975)
Cash portion of acquisition	175,348	0
Net Cash Provided by (Used in) Investing Activities	172,015	(975)

Cash Flows from Financing Activities
Issuance of common stock	0	2,470
Principal payments on convertible debt	(118,849)	0
Equipment loan payable	(6,843)	(6,483)
Proceeds from officer/shareholder loan	75,000	373,000
Net Cash Provided by (Used in) Financing Activities	(50,692)	368,987

Net Increase (Decrease) in Cash and Cash Equivalents	278,486	27,955

Cash and Cash Equivalents at Beginning of Year	33,506	5,551

Cash and Cash Equivalents at End of Year	$311,992	$33,506

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Income taxes	$0	$155
Interest	86,028	1,556

Supplemental Disclosures of Noncash Investing and Financing Activities
Acquisition financed through issuance of convertible debt	$1,307,338	$0

See independent accountant's report and notes to financial statements.

Page 6

CYBER DIGITAL, INC. and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008 AND 2007

Note 1 - Summary of Significant Accounting Policies

Description of Business

Cyber Digital, Inc. (the "Company") was incorporated in the State of New York in April 1983. The Company designs, develops, manufactures and markets digital switching, internet and networking systems that enable simultaneous communication of voice and data to a large number of users. The Company's systems are based on its proprietary software technology. Through its subsidiaries, the Company is a full-service telecommunications company that focus on developing integrated telephone service in the competitive local exchange carrier ("CLEC") industry services. The Company offers small and medium-sized businesses and residential customers an integrated set of telecommunications products and services, including local exchange, local access, and domestic and international long distance telephone.

The principal focus of the Company, as a communications provider, is to resell and provide low-cost alternative telecommunication services and other bundled services, focusing on small business users and residential customers.

Principles of Consolidation

The financial statements include the accounts of Cyber Digital, Inc. and four wholly owned subsidiaries, collectively "the Company", CYBD Acquisition, Inc. and CYBD Acquisition II, Inc. These subsidiaries were formed on October 11, 2006, in the State of New York for the purposes of acquiring other telephone companies. On June 1, 2007, CYBD Acquisition, Inc. acquired New Rochelle Telephone Corp. ("NRT") and CYBD Acquisition II, Inc. acquired Telecarrier Services, Inc. ("TSI"). All inter-company transactions have been eliminated.

Operating and Financing Matters

Since inception, the Company has devoted substantial resources to the design and development of the Company's systems and technology. As such, the Company has not achieved revenue growth and has incurred operating losses. At March 31, 2008, the Company had an accumulated deficit of $23,086,366 and a shareholders' deficit of $3,723,272. The decrease in equity from March 31, 2007 to March 31, 2008 is due mainly to a net operating loss during the fiscal year ended March 31, 2008. During the fiscal years ended March 31, 2008, 2007 and 2006, the Company received cash advances of $75,000, $373,000 and $277,000, respectively, from the Chief Executive Officer and a shareholder. The Company historically has generated sufficient cash flow to support its operations mainly from issuances of debt and equity securities. The Company anticipates additional issuances of debt and/or equity. The viability of the Company is dependent upon future revenues and additional issuances of equity.

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

CYBER DIGITAL, INC. and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008 AND 2007

Note 1 - Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.

Marketable Securities

Marketable securities are recorded at quoted market values. In accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" unrealized holding gains and losses are excluded from earnings. Under SFAS No. 130, "Reporting Comprehensive Income", unrealized holding gains and losses on the Company's available for sale equity securities are to be reported as components of comprehensive income.

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

Intangible Assets

Intangible assets are amortized over its estimated useful life. The estimated useful lives of the Company's intangible assets are from 3 to 20 years.

Deferred Financing Costs

The Company amortizes deferred financing costs on a straight line basis over the term of the credit agreement.

Revenue Recognition

Revenues from voice, data and other telecommunications-related services are recognized in the period in which subscribers use the related services. Revenues for carrier interconnection and access are recognized in the period in which the service is provided. Deferred revenue represents the unearned portion of telephone service plans that are billed a month in advance.

Collectibility of Accounts Receivable

Trade receivables potentially subject the Company to credit risk. The Company extends credit to its customers and generally does not require collateral. During fiscal years ended March 31, 2008 and 2007, the Company accepted most new customers and extended initial credit based upon credit scored lists and payment history of telephone bills, when available. Once a customer is billed for services, the Company actively manages the accounts receivable to minimize credit risk.

CYBER DIGITAL, INC. and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008 AND 2007

Note 1 - Summary of Significant Accounting Policies (continued)

In order to record the Company's accounts receivable at their net realizable value, the Company must assess their collectibility. A considerable amount of judgment is required in order to make this assessment, including an analysis of historical bad debts and other adjustments, a review of the aging of the Company's receivables, and the current creditworthiness of the Company's customers. Generally, when a customer account reaches a certain level of delinquency, the Company disconnects the customer's service and provides an allowance for the related amount receivable from the customer. The Company writes off the accounts receivable balance from a customer and the related allowance established when it believes it has exhausted all reasonable collection efforts. As of March 31, 2008 and 2007, the Company had no individual customer that constituted more than 10% of its accounts receivable.

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

Impairment of Long - Lived Assets

The Company periodically reviews its assets for impairment in accordance with Financial Accounting Standards Board ("FASB") Statement No. 121 "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of". Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future forecasted net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair values.

Stock-Based Compensation

In January 2006, the Company adopted Statement of Financial Accounting Standards No. 123R which requires the Company to recognize the cost of employee compensation and services in exchange for awards of stock options and warrants based on the grant date fair value of those awards. Stock based compensation for the years ended March 31, 2008 and 2007, is in accordance with SFAS No. 123R

Taxes Collected from Customers and Remitted to Government Authorities

The Company present revenue net of taxes collected from customers and remitted to government authorities.

CYBER DIGITAL, INC. and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008 AND 2007

Note 1 - Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

SFAS 141

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") which requires the Company to account for business combinations using the purchase method. The statements of operations for the years ended March 31, 2008 and 2007, includes indirect and general expenses related to business acquisitions that have been expensed as required by SFAS 141.

SFAS 141R

In December 2007, the FASB issued SFAS 141R, which replaces SFAS 141. SFAS 141R retains the fundamental requirements of SFAS 41 but broadens its scope and better defines the acquirer in business combinations. This statement retains the guidance in SFAS 141 for identifying and recognizing intangible assets. The Company believes this statement will impact any future acquisitions the Company is contemplating.

FIN 48

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

EITF 06-3

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

SFAS 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (as amended). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurement. SFAS No. 157 is effective for periods beginning after November 15, 2007. The Company is currently evaluating the effects, if any, on the Company's financial statements.

SFAS 159

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115" (SFAS 159). SFAS 159 gives the Company the irrevocable option to carry most financial assets and liabilities at fair value, with changes in fair value recognized in earnings. SFAS 159 is effective for the Company's 2009 fiscal year, although early adoption is permitted. The Company is currently assessing the potential effect of SFAS 159 on its financial statements.

Concentration of Credit Risk

The Company places most of temporary cash investments with financial institutions and may exceed the FDIC limit. The Company has not experienced any losses to date resulting from this policy.

CYBER DIGITAL, INC. and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008 AND 2007

Note 2 - Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. However, the Company's annual report has been qualified for a going concern due to recurring losses and an alleged default of its financing agreements with its principal lender. As of March 31, 2008, substantially all of the Company assets had been pledged as security under the Company's debt agreements.

The Company anticipates generating positive cash flow in the near future, however, the Company will need to expend additional funds on marketing to maintain its customer base and attract new customers. Competition for customers is fierce and certain of the Company's competitors are better capitalized.

The Company may not be able to maintain current levels of cash flow, may not be able to raise additional debt or equity financing or achieve certain other business plan objectives. These could have a material adverse effect on the Company's ability to continue as a going concern.

Management's plans include (1) increasing marketing efforts to maintain and attract new customers, (2) seeking additional financing to acquire additional customers or business to increase cash flow, and (3) cut certain operating costs to achieve more profitable operations.

There can be no assurance that the Company will be able to achieve its business plan objectives or that it will achieve or maintain cash flow positive operating results. If the Company is unable to maintain adequate cash flow or obtain additional financing, they will be unable to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

Note 3 - Marketable Securities

At March 31, 2008, marketable securities consist of 808,000 shares of Pervasip Corp. received as part of the acquisition of NRT and TSI (see Note 15). The shares have been classified as available for sale in accordance.
Market value	$250,480
Cost	275,000
Unrealized loss	$(24,520)

Note 4 - Inventories

Inventories consist of the following at March 31:

	2008	2007
Raw materials	$248,996	$248,996
Finished goods	0	0
	$248,996	$248,996

For the years ended March 31, 2008 and 2007, the Company has provided valuation allowances of $140,000 and $140,000, respectively, against its inventory.

CYBER DIGITAL, INC. and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008 AND 2007

Note 5 - Property and Equipment

Major classes of property and equipment consist of the following at March 31:
	2008	2007	Useful Lives
Machinery and equipment	$406,401	$339,932	5 years
Furniture and fixtures	64,355	64,355	7 years
Vehicle	37,814	37,814	5 years
Leasehold improvements	4,786	4,786	Lease term
	513,356	446,887
Less: Accumulated depreciation	459,473	418,127
	$53,883	$28,760

Depreciation expense for the years ended March 31, 2008 and 2007 was $18,036 and $7,848, respectively.

Note 6 - Intangible Assets

Intangible assets consists of the following:
	Useful Life	Carrying Amount	Accumulated Amortization	Net Amount
Customer contracts	3 years	$ 1,975,674	$ 548,798	$ 1,426,876
FCC and state licenses	20 years	300,000	12,500	287,500
Total		$ 2,001,977	$ 561,298	$ 1,714,376

Note 7 - Officer/ Shareholder Loans Payable

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

During the year ended March 31, 2004, the Company received advances from a shareholder in the amount of $177,000. During the year ended March 31, 2007 and 2008, the Company received additional advances of $98,000 and $75,000, respectively. These advances are due on demand and bear interest at 10%.

The loans payable to Officer/ Shareholder at March 31, 2008 and 2007 was $1,606,300 and $1,531,300, respectively. Accrued interest was $659,703 and $458,352 and interest expense was $201,351 and $ 164,756 for the years ended March 31, 2008 and 2007, respectively.

Note 8 - Line of Credit

On November 3, 2005, the Company entered into definitive agreement with an accredited institutional investor for a $10 million private equity line of credit to be drawn upon until December 8, 2008. The Company, at its option, may draw down on the line up to $100,000 for each 7-day increment, as defined. If the Company does not utilize the line of credit during the 7-day period, the line reduces by $100,000. At March 31, 2008, approximately $2.3 million would have been available under the credit line, if the Company had updated the registration statement for the line of credit. Hence, as of March 31, 2008, the Company has no ability to draw down on this credit line. However, when and if, the Company updates the registration statement, the ability to draw down will commence to an amount equal to the remaining balance. The ability to draw down depends on a number of factors such as price, volume and liquidity of the shares of common stock traded.

CYBER DIGITAL, INC. and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008 AND 2007

Note 9 - Notes Payable

Notes payable consists of the following at March 31:
	2008	2007
Convertible note	$1,188,489	$0
Equipment loan	15,673	22,516
	1,204,162	22,516
Less current portion	482,696	7,108
	$721,466	$15,408

Convertible Note

On June 1, 2007, the Company issued a secured convertible term note in the principal amount of approximately $1,307,338. The note is due July 1, 2010 and bears interest at prime plus 2% but no less than 9%. The note is convertible at a fixed conversion price of $0.50 per share. The note and interest may be paid in cash or stock depending on the Company's stock price, as defined. In addition, there are limits on how much of the note may be converted based on trading volume, as defined. In addition, the Company entered into a Registration Rights Agreement with the purchaser that requires the Company to register its securities for resale to the purchaser. The Registration Rights Agreement was declared effective by Securities Exchange Commission on October 18, 2007. The note requires monthly payments of principal of $39,616 plus interest. The note is secured by all the stock of NRT and TSI and all the assets of Cyber Digital, Inc., excluding intellectual property assets. In March 2008, the lender notified the Company that certain events of default had occurred under its Securities Purchase Agreement and Convertible Secured Term Note. The Company believes the alleged default is unfounded and through legal counsel is working to resolve the dispute.

Equipment Loan

In April 2005, the Company financed the purchase of a vehicle. The note bears interest at 5.79% and requires monthly payments of $665.

The notes in total require future payments as follows:
2009	$482,696
2010	476,059
2011	245,407
$1,204,162

Note 10 - Earnings (Loss) Per Share

On June 26, 2006, the Company declared 3-for-2 stock split. The weighted average common shares outstanding have been adjusted for all periods presented to give effect to the stock split. Earnings per share ("EPS") has been computed and presented pursuant to the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share.
	2008	2007
Net Loss	$(1,762,446)	$(932,643)
Dividends on Preferred Stock	12,500	12,526
Income Available to Common Shareholders	$(1,774,946)	$(945,169)
Weighted Average Common Shares Outstanding	33,528,037	33,502,101
Basic EPS	$(.053)	$(.028)
Diluted EPS	$(.053)	$(.028)

Diluted earnings per share does not include any stock warrants, options, or convertible preferred stock as the inclusion of these items would be antidilutive to earnings per share.

CYBER DIGITAL, INC. and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008 AND 2007

Note 11 - Stock Option Plans

The Company's Board of Directors adopted, on November 7, 1997, the 1997 Stock Incentive Plan (the "1997 Plan"). The 1997 plan is a successor to the 1993 plan, which has been terminated. Under the terms of the 1997 Plan, 1,276,499 shares were reserved for issuance to officers, directors, other employees and consultants meeting certain qualifications. During March 2001, the 1997 plan was amended to increase the number of shares reserved for issuance from 1,276,499 to 4,276,499. During November 2007, the 1997 plan was amended to increase the number of shares reserved for issuance to 100,000,000. Under the 1997 Plan, incentive stock options are granted at 100% of fair market value on the date of grant. The right to exercise the options accrues equally on each of the first, second, third and fourth anniversaries of the date of grant. Options granted under the plan expire on the day before the tenth anniversary of the plan.

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

In addition to these plans, the Company has issued non-qualified stock options and warrants upon the approval by the Board of Directors. Such options and warrants are granted at 100% of fair market value on the date of the grant. Information with respect to non-qualified stock options and warrants is summarized as follows:

	Price	Shares
Outstanding, April 1, 2007	$0.07 to $1.81	31,374,850
Granted options	$0.19 to 0.20	1,815,000
Options exercised	$0.33	(25,000)
Expired	$0.10 to $1.71	(5,233,720)
Outstanding, March 31, 2008	$0.07 to $1.81	27,931,130

CYBER DIGITAL, INC. and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008 AND 2007

Note 11 - Stock Option Plans (continued)
	Options and Warrants Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at 3/31/08	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable as of 3/31/08	Weighted Average Exercise Price
$0.07 to $0.26	$ 24,364,880	5.04	$ 0.17	$ 18,496,580	$ 0.20
$0.27 to $1.00	2,066,250	1.01	0.68	2,066,250	0.68
$1.01 to $2.00	1,500,000	5.02	1.81	1,500,000	1.81
	$ 27,931,130	4.82	$ 0.29	$ 22,062,830	$ 0.36

The Company uses the Black-Scholes model to value its stock and warrants. The following assumptions were employed to estimate the fair value of stock options granted:

	Fiscal Years Ended March 31,
	2008	2007
Expected dividend yield	0.00%	0.00%
Expected price volatilities	4.6%	4.6%
Risk-free interest rate	3.54 to 4.31%	3.05%
Expected life (years)	2.5 to 5	5

Note 12 - Convertible, Cumulative and Participating Preferred Stock

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

CYBER DIGITAL, INC. and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008 AND 2007

Note 12 - Convertible, Cumulative and Participating Preferred Stock (continued)

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

Note 13 - Pension Plan

The Company did not maintain a pension plan for its employees as of March 31, 2008, accordingly, there is no pension expense included in the statement of operations. In May 2008, the Company implemented a defined contribution plan for the benefit of all eligible employees, as defined. The plan provides for voluntary contributions and a Company match of up to 4% not to exceed statutory limitations provided by the Internal Revenue Code.

Note 14 - Income Taxes

The Company has net operating loss carryforwards for tax purposes amounting to approximately $14.4 million that may be offset against future taxable income which expire through 2028.

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

The change in the deferred tax asset (as well as the valuation account) was approximately $301,000 and $129,000 for the fiscal years ended March 31, 2008 and 2007, respectively.

CYBER DIGITAL, INC. and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008 AND 2007

Note 15 - Commitments and Contingencies

Employment Contract

On August 3, 2001, the Company renewed the employment agreement with the Chairman. This agreement is automatically renewable for successive three-year periods. The current agreement is for a three year period covering August 4, 2007 through August 3, 2010.

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

Purchase Commitments

Effective January 1, 2005, NRT entered into a Wholesale Advantage Services Agreement, (the "Agreement"), with Verizon Services Corp. The Agreement is a long-term commercial alternative to the unbundled network elements platform ("UNE-P") and allows NRT to purchase from Verizon wholesale dial tone services on terms that preserve, in all material respects, the features, functionality and ordering processes previously available to NRT under Verizon's UNE-P service offering. The rates and charges for such services are fixed at agreed upon price levels that should allow NRT to continue to offer its existing telephone services at competitive prices. Pursuant to the Agreement, NRT is required to keep confidential all additional terms and provisions of the Agreement. The Company has minimum line commitments in connection with the Agreement.

CYBER DIGITAL, INC. and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008 AND 2007

Note 15 - Commitments and Contingencies (continued)

Operating Leases

The Company leases space under a noncancelable operating lease in Hauppauge, New York. This lease is for a five-year period and expires on May 31, 2009. This location is the Company's executive offices and operations. The Company also leases space under a noncancelable operating lease in White Plains, New York. This lease expires on November 30, 2008. Rent expense was $159,838 and $72,839 for the years ended March 31, 2008 and 2007, respectively.

Future minimum rentals are as follows:

For years ending	March 31, 2009	$120,728
	March 31, 2010	$ 15,703

Government Regulation

The Company's operations are highly sensitive to regulations promulgated by the United States and throughout the world in which the Company has targeted its marketing efforts. These regulations or deregulations could affect both the competition for the Company's product as well as the costs associated with doing business abroad.

Litigation

At March 31, 2008, Verizon claims the Company owes them approximately $1,992,000 in past due invoices. Verizon has threatened to suspend services to the Company. The Company is disputing certain of these invoices. The Company has invoked the process under the agreement to settle the matter. The ultimate outcome of this matter cannot presently be determined. The Company has recorded a liability for the full amount of the disputed charges.

In another matter, the Pennsylvania Public Utility Commission has assessed the Company $48,234 for failure to pay the State Universal Service Fund assessment and penalties. The Company has filed a petition for a rescission of the assessment. The Company has recorded a liability for some of the claim. The ultimate outcome of this matter cannot presently be determined.

The Company is subject to legal proceedings and claims that arise in the ordinary course of business. In the opinion, of management, the amount of any liability is not likely to have a material effect on the financial statements.

Note 16 - Acquisitions

Effective June 1, 2007, the Company acquired 100% of two telephone companies, New Rochelle Telephone Corp. (NRT) and Telecarrier Services, Inc. (TSI), from eLEC Communications Corp., ("Seller"). These companies were acquired on cashless basis through the issuance of approximately $1.3 million of secured convertible debt (see Note 8) and the assumption of certain liabilities. The Company also received 808,000 restricted shares of common stock of the Seller. Both NRT and TSI provide telephone services in the states of New York, New Jersey and Pennsylvania. The Company expects to benefit from operating synergies upon migrating NRT and TSI subscriber lines onto its network. The results of NRT and TSI for the period June 1 through March 31, 2008 are included in the results of operations.

Pro forma results of operations for the current reporting period, including adjustments for the acquisitions, to the beginning of the period is as follows:

CYBER DIGITAL, INC. and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008 AND 2007

Note 16 - Acquisitions (continued)
Year ended March 31, 2008
Revenue	$ 3,925,410
Operating expenses	4,800,715
Amortization of intangibles	698,426
Interest expense	318,086
Net income (loss)	$ (1,891,817)

Purchase price assigned to each major asset and liability caption is presented in the following combined condensed balance sheet:
Current assets	$ 964,984
Fixed assets	39,826
Intangible assets and other assets	2,321,674
Total Assets	3,326,484

Accounts payable	$ 1,283,791
Pre-acquisition contingencies	606,605
Other liabilities	128,750
Convertible debt	1,307,338
Total Liabilities	$ 3,326,484