Form 10QSB
period 2008-06-30
CYBER DIGITAL INC
filed 2008-08-14
CIK 721295

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

The number of shares of stock outstanding at August 12, 2008: 33,529,813 shares of Common Stock; par value $.006666 per share.

PART 1. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements
CYBER DIGITAL, INC. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
	June 30, 2008	March 31, 2008
ASSETS	(Unaudited)	(Audited)
Current Assets
Cash and cash equivalents	$513,820	$311,992
Marketable securities	161,600	250,4800
Accounts receivable, net	320,247	352,686
Inventories	248,996	248,996
Prepaid and other current assets	187,086	177,661
Total Current Assets	1,431,749	1,341,815

Property and Equipment, net
Equipment	$408,794	$406,401
Furniture and Fixtures	64,355	64,355
Vehicle	37,814	37,814
Leasehold Improvements	4,786	4,786
	$515,749	$513,356
Accumulated depreciation	464,483	459,473
Total Property and Equipment	$51,266	$53,883

Other assets	7,000	9,333
Customer contracts	1,262,234	1,426,876
Other intangible assets	283,750	287,500
TOTAL ASSETS	$3,035,999	$3,119,407

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable, accrued expenses, and taxes	$3,153,146	$2,642,243
Accrued interest	712,647	659,703
Officer/ shareholder notes payable	1,606,300	1,606,300
Accrued dividend payable	47,969	44,844
Equipment loan payable- current portion	7,301	7,301
Convertible note payable-current portion	475,395	475,395
Deferred revenue	78,731	84,824
Total Current Liabilities	6,081,489	5,520,610

Long Term Liabilities
Equipment loan payable	6,643	8,372
Convertible note payable	594,245	713,094
Other liabilities	600,604	600,604
Total Liabilities	7,282,981	6,842,680

Shareholders' Equity (Deficit)
Preferred stock - $.05 par value; cumulative, convertible and
Participating; authorized 10,000,000 shares
Series C; issued and outstanding - 310 shares at
June 30, 2008 and March 31, 2008	16	16
Series E; issued and outstanding -50 shares at
June 30, 2008 and March 31, 2008	3	3
Common stock - $.0066667 par value; authorized 450,000,000 shares;
issued and outstanding 33,529,813 and 33,529,813
shares at June 30, 2008 and March 31, 2008, respectively	223,533	223,533
Additional paid-in-capital	19,170,212	19,164,062
Accumulated other comprehensive loss	(113,400)	(24,520)
Accumulated deficit	(23,527,346)	(23,086,366)
Total Shareholders' Equity (Deficit)	(4,246,982)	(3,723,273)
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,035,999	$3,119,407

The accompanying notes are an integral part of these statements.

CYBER DIGITAL, INC. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
	(Unaudited)
	Three months ended June 30,
	2008	2007

Net Sales	$889,757	$445,049

Cost of Sales	603,724	281,411

Gross Profit	286,033	163,638

Operating Expenses
Selling, general and administrative expenses	$466,858	$200,924
Research and development	10,769	5,769
Depreciation and amortization	175,734	51,898

Total Operating Expenses	653,361	258,591

Loss from Operations	(367,328)	(94,953)

Other Income (Expense)
Interest expense	(70,525)	(50,755)

Total Other Income (Expense)	(70,525)	(50,755)

Net Loss	(437,853)	(145,708)

Preferred Stock Dividend	3,125	3,125

Income Available to Common Shareholders	$(440,978)	$(148,833)

Net Loss Per Share of Common Stock

Loss from Operations - Basic	$(.013)	$(.004)
Diluted	$(.013)	$(.004)

Net Loss - Basic	$(.013)	$(.004)
Diluted	$(.013)	$(.004)

Weighted average number of common shares outstanding	33,529,813	33,509,013

The accompanying notes are an integral part of these statements.

CYBER DIGITAL, INC. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
	(Unaudited)
	Three months ended, June 30,
	2008	2007

Cash Flows from Operating Activities
Net loss	$(437,853)	$(145,708)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,010	2,802
Amortization intangible assets	168,391	49,096
Stock based compensation	6,150	0
Accrued interest	52,944	50,437
Other Assets	2,333	0
Deferred revenue	(6,093)	(3,184)
(Increase) decrease in operating assets:
Accounts receivable	32,439	(113,771)
Prepaid expenses	(9,425)	(56,432)
Increase (decrease) in operating liabilities:
Accounts payable, accrued expenses and taxes	510,903	(1,746)
Net Cash Provided by (Used in) Operating Activities	324,799	(218,506)

Cash Flows from Investing Activities
Purchase of equipment	$(2,393)	$0
Cash portion of acquisition	0	175,547
Net Cash Provided by (Used in) Investing Activities	$(2,393)	$175,547

Cash Flows from Financing Activities
Issuance of common stock	$0	$0
Principal payments on convertible debt	(118,849)	0
Equipment loan payable	(1,729)	(1,680)
Issuance of options and warrants	0	0
Proceeds from officer/ shareholder loan	0	75,000
Net Cash Provided by (Used in) Financing Activities	(120,578)	73,320

Net Increase (Decrease) in Cash and Cash Equivalents	201,827	30,361

Cash and Cash Equivalents at Beginning of Period	311,992	33,506

Cash and Cash Equivalents at End of Period	$513,820	$63,867

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$26,523	$0

Supplemental Disclosure of Non Cash Investing and Financing Activities
Acquisition financed through issuance of convertible debt	$0	$1,307,338

The accompanying notes are an integral part of these statements.

CYBER DIGITAL, INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending March 31, 2009. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB, for the year ended March 31, 2008.

Note 2. Recent Accounting Pronouncements

SFAS 141

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") which requires the Company to account for business combinations using the purchase method. The statements of operations for the period ended June 30, 2008, includes indirect and general expenses related to business acquisitions that have been expensed as required by SFAS 141.

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

Note 3. Marketable Securities

At June 30, 2008, marketable securities consist of 808,000 shares of Pervasip Corp. received as part of the acquisition of NRT and TSI. The shares have been classified as available for sale in accordance.
Market value	$161,600
Cost	275,000
Unrealized loss	$(113,400)

Note 4. Intangible Assets

Intangible assets consists of the following:
	Useful Life	Carrying Amount	Accumulated Amortization	Net Amount
Customer contracts	3 years	$ 1,975,674	$ 713,440	$ 1,262,234
FCC and state licenses	20 years	300,000	16,250	283,750
Total		$ 2,275,674	$ 729,690	$ 1,545,984

Note 5. Comprehensive Income

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

The components of comprehensive (loss), net of related tax, are as follows:
Three months ended June 30, 2008
Net (loss)	$ (437,853)
Change in unrealized gain (loss) on securities	(113,400)
Comprehensive (loss)	$ (551,253)

The Company did not have any components of comprehensive income in prior periods. At June 30, 2008, accumulated other comprehensive loss consisted solely of unrealized holding losses on marketable securities.

Note 6. Stock Options and Warrants

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

A summary of option and warrant activity as of June 30, 2008 is as follows:
	Shares	Weighted Average Exercise Price $	Average Remaining Life
Outstanding, April 1, 2008	27,931,130	0.29	4.82
Granted options	1,570,000	0.08
Options exercised	0
Expired	0
Outstanding, June 30, 2008	29,501,130

PART 1

ITEM 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Statements contained in this Report on Form 10-QSB that are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including without limitation, statements regarding industry trends, strategic business development, pursuit of new markets, competition, results from operations, and are subject to the safe harbor provisions created by that statute. A forward-looking statement may contain words such as "intends", "plans", "anticipates", "believes", "expect to", or words of similar import. Management cautions that forward-looking statements are subject to risks and uncertainties that could cause the Company's actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, marketing success, product development, production, technological difficulties, manufacturing costs, changes in economic conditions, competition, the ability to obtain financing on acceptable terms, future profitability, future profitability of acquired businesses or product lines, and those included in our company's Annual Report of Form 10KSB for the fiscal year ended March 31, 2008. Our company undertakes no obligation to release revisions to forward-looking statements to reflect subsequent events, changed circumstances, or the occurrence of unanticipated events.

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

Results of Operations

For Three Months Ended June 30, 2008

Net sales

Net sales for the quarter ended June 30, 2008 was $889,757 as compared to $445,049 for the quarter ended June 30, 2007. Net sales consist of local and long distance telephone service provided by our subsidiaries, NRT and TSI. Revenues are generated on a recurring monthly basis from services provided to both small businesses and residential customers. The average revenue per user (ARPU) is approximately $43 per month. We are in early stages of developing the alternative local voice and data switching services market in the U.S. due to the recent creation of the market opportunity. We were waiting for the FCC's deregulation policies on local voice and data switching in order to enter this lucrative market with our systems. Our overall strategy is to grow through acquisitions of profitable non-facilities based CLECs in the post FCC deregulation.

Cost of Sales

Cost of sales for the quarter ended June 30, 2008 was $603,724 as compared to $281,411 for the quarter ended June 30, 2007. Cost of sales predominantly consists of purchasing communication services from Verizon and Qwest on a resale basis. We also include in our cost of sales the materials and labor used, subcontractor costs and overhead incurred in the manufacture of our systems as well as any change in the valuation of our inventory, which was $0 for both quarters ended June 30, 2008 and 2007.

Gross Profit

Gross profit for the quarter ended June 30, 2008 was $286,033 as compared to $163,638 for the same quarter ended June 30, 2007. Gross profit as a percentage of sales was 32% for the quarter ended June 30, 2008 as compared to 37% for the same quarter ended June 30, 2007.

Selling, general and administrative

Selling, general and administrative expenses increased from $200,924 in quarter ended June 30, 2007 to $466,858 in quarter ended June 30, 2008, representing an increase of $265,934 or approximately 132%, principally due to selling, general and administrative expenses of NRT and TSI. The stock based compensation expense in quarter ended June 30, 2008 was $6,150 as compared to $0 for the same quarter ended June 30, 2007.

Research and development

Research and development expenses increased from $5,769 in quarter ended June 30, 2007 to $10,769 in quarter ended June 30, 2008, representing an increase of $5,000 or approximately 87%. All development costs are expensed in the period incurred.

Net Income (loss) from operations

Loss from operations in quarter ended June 30, 2008 was $(437,853) or $(.013) per share as compared with a loss of $(145,708) or $(.004) per share in the quarter ended June 30, 2007.

Net income (loss) available to Common Stockholders

Preferred stock dividend was $3,125 and $3,125 in the quarters ended June 30, 2008 and 2007, respectively. As a result of the foregoing, the net loss available to common stockholders in the quarter ended June 30, 2008 was $(440,978) or $(.013) per share as compared to a net loss of $(148,833) or $(.004) per share in the quarter ended June 30, 2007.

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

Cash and cash equivalents were $513,820 and $63,867 for the quarters ended June 30, 2008 and 2007, respectively.

Marketable securities were $161,600 and $275,000 for the quarters ended June 30, 2008 and 2007, respectively.

Net cash provided by (used in) operating activities were $324,799 and $(218,506) for the quarters ended June 30, 2008 and 2007, respectively.

Net cash provided by (used in) investing activities were $(2,393) and $175,547 during the quarters ended June 30, 2008 and 2007, respectively.

Net cash provided by (used in) financing activities were $(120,578) and $73,320 for the quarters ended June 30, 2008 and 2007, respectively.

As of the quarters ended June 30, 2008 and 2007, our company has received cash advances of $1,256,300 and $1,256,300, respectively, from our Chief Executive Officer. These cash advances in the form of a note are secured by all assets of the Company. As of the quarters ended June 30, 2008 and 2007, our company has received cash advances of $350,000 and $350,000 from a shareholder, respectively.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A) Exhibits

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

B) Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 2008.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
DATED: August 14, 2008	CYBER DIGITAL, INC

By: /s/ J.C. Chatpar Chairman of the Board, President Chief Executive Officer and Chief Financial Officer