Form 10-Q
period 2008-09-30
CYBER DIGITAL INC
filed 2008-11-14
CIK 721295

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

The number of shares of stock outstanding at November 10, 2008: 33,529,813 shares of Common Stock; par value $.006666 per share.

__________________

PART 1. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements
CYBER DIGITAL, INC. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
	September 30, 2008	March 31, 2008
ASSETS	(Unaudited)	(Audited)
Current Assets
Cash and cash equivalents	$300,131	$311,992
Marketable securities	274,720	250,4800
Accounts receivable, net	440,768	352,686
Inventories	248,996	248,996
Prepaid and other current assets	87,945	177,661
Total Current Assets	1,352,560	1,341,815

Property and Equipment, net
Equipment	$408,794	$406,401
Furniture and Fixtures	64,355	64,355
Vehicle	37,814	37,814
Leasehold Improvements	4,786	4,786
	$515,749	$513,356
Accumulated depreciation	469,494	459,473
Total Property and Equipment	$46,255	$53,883

Other assets	4,667	9,333
Customer contracts	1,097,594	1,426,876
Other intangible assets	280,000	287,500
TOTAL ASSETS	$2,781,076	$3,119,407

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable, accrued expenses, and taxes	$2,983,343	$2,642,243
Accrued interest	731,352	659,703
Officer/ shareholder notes payable	1,529,700	1,606,300
Accrued dividend payable	51,094	44,844
Equipment loan payable- current portion	7,301	7,301
Convertible note payable-current portion	835,490	475,395
Deferred revenue	51,025	84,824
Total Current Liabilities	6,189,305	5,520,610

Long Term Liabilities
Equipment loan payable	4,914	8,372
Convertible note payable	0	713,094
Other liabilities	600,604	600,604
Total Liabilities	6,794,823	6,842,680

Shareholders' Equity (Deficit)
Preferred stock - $.05 par value; cumulative, convertible and
Participating; authorized 10,000,000 shares
Series C; issued and outstanding - 310 shares at
September 30, 2008 and March 31, 2008	16	16
Series E; issued and outstanding -50 shares at
September 30, 2008 and March 31, 2008	3	3
Common stock - $.0066667 par value; authorized 450,000,000 shares;
issued and outstanding 33,529,813 and 33,529,813
shares at September 30, 2008 and March 31, 2008, respectively	223,533	223,533
Additional paid-in-capital	19,176,430	19,164,062
Accumulated other comprehensive loss	(280)	(24,520)
Accumulated deficit	(23,413,449)	(23,086,366)
Total Shareholders' Equity (Deficit)	(4,013,747)	(3,723,273)
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,781,076	$3,119,407

The accompanying notes are an integral part of these statements.

CYBER DIGITAL, INC. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
	(Unaudited)
	Three months ended September 30,
	2008	2007

Net Sales	$816,858	$1,237,685

Cost of Sales	421,383	725,460

Gross Profit	395,475	512,225

Operating Expenses
Selling, general and administrative expenses	$544,550	$598,555
Research and development	9,231	6,731
Depreciation and amortization	175,734	138,870

Total Operating Expenses	729,515	744,156

Profit (Loss) from Operations	(334,040)	(231,931)

Other Income (Expense)
Interest expense	(82,692)	(75,406)
Other income	533,754	6,000

Total Other Income (Expense)	451,062	(69,406)

Net Profit (Loss)	117,022	(301,337)

Preferred Stock Dividend	3,125	3,125

Income Available to Common Shareholders	$113,897	$(304,462)

Net Profit (Loss) Per Share of Common Stock

Profit (Loss) from Operations - Basic	$0.003	$(0.009)
Diluted	$0.002	$(0.009)

Net Profit (Loss) - Basic	$0.003	$(0.009)
Diluted	$0.002	$(0.009)

Weighted average number of common shares outstanding	33,529,813	33,515,566

The accompanying notes are an integral part of these statements.

CYBER DIGITAL, INC. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
	(Unaudited)
	Six months ended September 30,
	2008	2007

Net Sales	$1,706,615	$1,682,735

Cost of Sales	1,025,107	1,006,872

Gross Profit	681,508	675,863

Operating Expenses
Selling, general and administrative expenses	$1,011,408	$809,930
Research and development	20,000	12,500
Depreciation and amortization	351,468	182,320

Total Operating Expenses	1,382,876	1,004,750

Profit (Loss) from Operations	(701,368)	(328,887)

Other Income (Expense)
Interest expense	(153,217)	(126,161)
Other income	533,754	8,000

Total Other Income (Expense)	380,537	(118,161)

Net Profit (Loss)	(320,831)	(447,048)

Preferred Stock Dividend	6,250	6,250

Income Available to Common Shareholders	$(327,081)	$(453,298)

Net Profit (Loss) Per Share of Common Stock

Profit (Loss) from Operations - Basic	$(.01)	$(.013)
Diluted	$(.01)	$(.013)

Net Profit (Loss) - Basic	$(.01)	$(.013
Diluted	$(.01)	$(.013)

Weighted average number of common shares outstanding	33,529,813	33,515,566

The accompanying notes are an integral part of these statements.

CYBER DIGITAL, INC. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
	(Unaudited)
	Six months ended, September 30,
	2008	2007

Cash Flows from Operating Activities
Net loss	$(320,831)	$(447,048)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10,020	13,448
Amortization intangible assets	336,782	169,640
Stock based compensation	12,368	366
Accrued interest	71,649	100,611
Other Assets	4,666	(2,019)
Deferred revenue	(33,799)	(22,928)
(Increase) decrease in operating assets:
Accounts receivable	(88,082)	(85,623)
Prepaid expenses	89,716	(46,917)
Increase (decrease) in operating liabilities:
Accounts payable, accrued expenses and taxes	341,100	88,736
Net Cash Provided by (Used in) Operating Activities	423,589	(231,734)

Cash Flows from Investing Activities
Purchase of equipment	$(2,393)	$0
Cash portion of acquisition	0	175,547
Net Cash Provided by (Used in) Investing Activities	$(2,393)	$175,547

Cash Flows from Financing Activities
Principal payments on convertible debt	$(352,999)	$0
Equipment loan payable	(3,458)	(3,384)
Loan Proceeds (Paid) from officer/ shareholder	(76,600)	75,000
Net Cash Provided by (Used in) Financing Activities	(433,057)	71,616

Net Increase (Decrease) in Cash and Cash Equivalents	(11,861)	15,429

Cash and Cash Equivalents at Beginning of Period	311,992	33,506

Cash and Cash Equivalents at End of Period	$300,131	$48,935

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$105,317	$0

Supplemental Disclosure of Non Cash Investing and Financing Activities
Acquisition financed through issuance of convertible debt	$0	$1,307,338

The accompanying notes are an integral part of these statements.

CYBER DIGITAL, INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending March 31, 2009. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB, for the year ended March 31, 2008.

Note 2. Marketable Securities

At September 30, 2008, marketable securities consist of 808,000 shares of Pervasip Corp. received as part of the acquisition of NRT and TSI. The shares have been classified as available for sale.

Market value	$274,720
Cost	275,000
Unrealized loss	$ (280)

Note 3. Intangible Assets

Intangible assets consists of the following:

	Useful Life	Carrying Amount	Accumulated Amortization	Net Amount
Customer contracts	3 years	$ 1,975,674	$ 878,080	$ 1,097,594
FCC and state licenses	20 years	300,000	20,000	280,000
Total		$ 2,275,674	$ 898,080	$ 1,377,594

Note 4. Comprehensive Income

The Company has classified the marketable securities it received as part of its acquisition of NRT and TSI as available for sale. In accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" unrealized holding gains and losses are excluded from earnings. Under SFAS No. 130, Reporting Comprehensive Income, unrealized holding gains and losses on the Company's available for sale equity securities are to be reported as components of comprehensive income.

The components of comprehensive (loss), net of related tax, are as follows:
	Six months ended September 30,
	2008	2007
Net (loss)	$ (320,831)	$ (447,048)
Change in unrealized gain (loss) on securities	(280)	(97,240)
Comprehensive (loss)	$ (321,111)	$ (544,288)

At September 30, 2008, accumulated other comprehensive loss consisted solely of unrealized holding losses on marketable securities.

Note 5. Other Income

The Company estimates its liabilities for certain state and local taxes as well as other trade liabilities. In september 2008, the Company determined these estimates to be in excess of the amounts required to settle these liabilities. The Company has recorded other income of $533,754 for the quarter ended September 30, 2008 as a result of the reduction of these estimated liabilities. This change in estimate will not affect future periods.

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

A summary of option and warrant activity as of September 30, 2008 is as follows:
	Shares	Weighted Average Exercise Price $	Average Remaining Life
Outstanding, April 1, 2008	27,931,130	0.29	4.82
Granted options	1,570,000	0.08
Expired	255,000	0.50
Outstanding, June 30, 2008	29,246,130

Note 7. Petition for Relief under Chapter 11

On September 23, 2008, New Rochelle Telephone Co. ("NRT" or the "debtor"), a wholly owned subsidiary, filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the eastern district of New York. Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petition under the federal bankruptcy laws are stayed while the Debtor continues business operations as Debtor-in-possession. These claims are reflected in the September 30, 2008, balance sheet of NRT as "Liabilities subject to compromise." Additional claims (liabilities subject to compromise) may arise subsequent to the filing date from determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the Debtor's assets ("secured claims") also are stayed, although the holders of such claims have the right to move the court for relief from the stay. Secured claims are secured by liens on all of the Company's assets, excluding intellectual property.

NRT will incur additional liabilities, not subject to compromise, for goods or services provided to it as Debtor-in-possession after the petition date. These goods and services include any costs as a result of the reorganization such as attorneys or court costs.

As of September 30, 2008, the condensed balance sheet and condensed statement of operations of NRT were as follows:
New Rochelle Telephone Corp.
(Debtor - in - Possession)
Condensed Balance Sheet

ASSETS
Current Assets
Cash and cash equivalents	$65,852
Accounts receivable, net	497,244
Prepaid and other current assets	30,022
Total Current Assets	593,118

Property and Equipment, net	24,238

TOTAL ASSETS	$617,356

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
LIABILITIES NOT SUBJECT TO COMPROMISE
Current Liabilities
Accounts payable and accrued expenses	$143,195
Deferred revenue	33,109
Total Current Liabilities	176,304

LIABILITIES SUBJECT TO COMPROMISE
Accounts payable and accrued expenses	2,943,251
Total Liabilities Subject to Compromise	2,943,251

TOTAL LIABILITIES	3,119,555

TOTAL SHAREHOLDERS' DEFICIT	(2,502,199)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$617,356

New Rochelle Telephone Corp.
(Debtor - in - Possession)
Condensed Statement of Operations

Net Sales	$1,163,027

Cost of Sales	697,767

Gross Profit	465,260

General and Administrative Expenses	$823,765

Other Income (Expense)
Reorganization Costs	(119,202)

Net Loss	(477,707)

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

On June 1, 2007, we acquired two CLECs, New Rochelle Telephone Corp., ("NRT") and Telecarrier Services, Inc. ("TSI"), based in White Plains, New York. These acquisitions have allowed us to expand our market presence in New York, New Jersey and Pennsylvania, and should allow us to become a facilities based provider of voice and data services when we build our network by deploying our proprietary network equipment. Upon migrating these customers to our network, we will significantly improve profitability through operating synergies.

Results of Operations

For Three Months Ended September 30, 2008

Net sales

Net sales for the quarter ended September 30, 2008 was $816,858 as compared to $1,237,685 for the quarter ended September 30, 2007. Net sales consist of local and long distance telephone service provided by our subsidiaries, NRT and TSI. Revenues are generated on a recurring monthly basis from services provided to both small businesses and residential customers. The average revenue per user (ARPU) is approximately $46 per month. We are in early stages of developing the alternative local voice and data switching services market in the U.S. due to the recent creation of the market opportunity. We were waiting for the FCC's deregulation policies on local voice and data switching in order to enter this lucrative market with our systems. Our overall strategy is to grow through acquisitions of profitable non-facilities based CLECs in the post FCC deregulation.

Cost of Sales

Cost of sales for the quarter ended September 30, 2008 was $421,383 as compared to $725,460 for the quarter ended September 30, 2007. Cost of sales predominantly consists of purchasing communication services from Verizon and Qwest on a resale basis. We also include in our cost of sales the materials and labor used, subcontractor costs and overhead incurred in the manufacture of our systems as well as any change in the valuation of our inventory, which was $0 for both quarters ended September 30, 2008 and 2007. There were no manufacturing costs for the periods.

Gross Profit

Gross profit for the quarter ended September 30, 2008 was $395,475 as compared to $512,225 for the same quarter ended September 30, 2007. Gross profit as a percentage of sales was 48% for the quarter ended September 30, 2008 as compared to 41% for the same quarter ended September 30, 2007.

Selling, general and administrative

Selling, general and administrative expenses for the quarter ended September 30, 2008 was $544,550 as compared to $598,555 for the same quarter ended September 30, 2007. The decrease is primarily due to substantial reductions in the number of employees including both management and customer service employees of the subsidiaries. The stock based compensation expense in the quarter ended September 30, 2008 was $6,218 as compared to $0 for the same quarter ended September 30, 2007.

Research and development

Research and development expenses increased from $6,731 in the quarter ended September 30, 2007 to $9,231 in the quarter ended September 30, 2008, representing an increase of $2,500 or approximately 37%. All development costs are expensed in the period incurred.

Net Income (loss) from operations

Income from operations in the quarter ended September 30, 2008 was $117,022 or $0.003 per share as compared with a loss of $(301,337) or $(0.009) per share in the quarter ended September 30, 2007.

Net income (loss) available to Common Stockholders

Preferred stock dividend was $3,125 and $3,125 in the quarters ended September 30, 2008 and 2007, respectively. As a result of the foregoing, the net income (loss) available to common stockholders in the quarter ended September 30, 2008 was $113,897 or $0.003 per share as compared to a net loss of $(304,462) or $(0.009) per share in the quarter ended September 30, 2007.

For Six Months Ended September 30, 2008

Net sales

Net sales for the period ended September 30, 2008 was $1,706,615 as compared to $1,682,735 for the period ended September 30, 2007. Net sales consist of local and long distance telephone service provided by our subsidiaries, NRT and TSI. Revenues are generated on a recurring monthly basis from services provided to both small businesses and residential customers. The average revenue per user (ARPU) is approximately $46 per month. We are in early stages of developing the alternative local voice and data switching services market in the U.S. due to the recent creation of the market opportunity. We were waiting for the FCC's deregulation policies on local voice and data switching in order to enter this lucrative market with our systems. Our overall strategy is to grow through acquisitions of profitable non-facilities based CLECs in the post FCC deregulation.

Cost of Sales

Cost of sales for the period ended September 30, 2008 was $1,025,107 as compared to $1,006,872 for the period ended September 30, 2007. Cost of sales predominantly consists of purchasing communication services from Verizon and Qwest on a resale basis. We also include in our cost of sales the materials and labor used, subcontractor costs and overhead incurred in the manufacture of our systems as well as any change in the valuation of our inventory, which was $0 for both periods ended September 30, 2008 and 2007. There were no manufacturing costs for the periods.

Gross Profit

Gross profit for the period ended September 30, 2008 was $681,508 as compared to $675,863 for the same period ended September 30, 2007. Gross profit as a percentage of sales was 40% for the period ended September 30, 2008 as compared to 40% for the same period ended September 30, 2007.

Selling, general and administrative

Selling, general and administrative expenses for the period ended September 30, 2008 was $1,011,408 as compared to $809,930 for the same period ended September 30, 2007. The stock based compensation expense in the period ended September 30, 2008 was $12,368 as compared to $0 for the same period ended September 30, 2007.

Research and development

Research and development expenses increased from $12,500 in the period ended September 30, 2007 to $20,000 in the period ended September 30, 2008, representing an increase of $7,500 or approximately 60%. All development costs are expensed in the period incurred.

Net Income (loss) from operations

Loss from operations in the period ended September 30, 2008 was $(320,831) or $(0.01) per share as compared with a loss of $(447,048) or $(0.013) per share in the period ended September 30, 2007.

Net income (loss) available to Common Stockholders

Preferred stock dividend was $6,250 and $6,250 in the periods ended September 30, 2008 and 2007, respectively. As a result of the foregoing, the net income (loss) available to common stockholders in the period ended September 30, 2008 was $(327,081) or $(0.01) per share as compared to a net loss of $(453,298) or $(0.013) per share in the period ended September 30, 2007.

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

Cash and cash equivalents were $300,131 and $48,935 for the periods ended September 30, 2008 and 2007, respectively.

Marketable securities were $274,720 and $177,760 for the periods ended September 30, 2008 and 2007, respectively.

Net cash provided by (used in) operating activities were $423,589 and $(231,734) for the periods ended September 30, 2008 and 2007, respectively.

Net cash provided by (used in) investing activities were $(2,393) and $175,547 during the periods ended September 30, 2008 and 2007, respectively.

Net cash provided by (used in) financing activities were $(433,057) and $71,616 for the periods ended September 30, 2008 and 2007, respectively.

As of the periods ended September 30, 2008 and 2007, our company has received cash advances of $1,214,700 and $1,256,300, respectively, from our Chief Executive Officer. These cash advances in the form of a note are secured by all assets of the Company. As of the periods ended September 30, 2008 and 2007, our company has received cash advances of $315,000 and $350,000 from a shareholder, respectively.

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

On or about July 28, 2008, Verizon imposed a services embargo on all service requests from NRT except for disconnects. This disallows NRT to add new customers. Hence on September 23, 2008, NRT filed a voluntary petition for relief under Chapter 11 of Title 11 of the U.S. Code before the U.S. Bankruptcy Court, Eastern District of New York. The filing is intended to facilitate an orderly process to re-organize NRT's pre-petition debts, reduce costs and buy out the outstanding amount of $835,490 owed to the accredited institutional investor.

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

PART II

ITEM 1 - Legal Proceedings

The Company is subject to legal proceedings and claims that arise in the ordinary course of business. In the opinion, of management, the amount of any liability is not likely to have a material effect on the financial statements. However, one of the Company's subsidiary, NRT filed a voluntary petition for relief under Chapter 11 of Title 11 of the U.S. Code before the U.S. Bankruptcy Court, Eastern District of New York. The filing is intended to facilitate an orderly process to re-organize NRT's pre-petition debts, reduce costs and buy out the outstanding amount of $835,490 owed to an accredited institutional investor.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A) Exhibits

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

B) Reports on Form 8-K

On October 13, 2008, the Registrant filed a report on Form 8-K.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
DATED: November 13, 2008	CYBER DIGITAL, INC

By: /s/ J.C. Chatpar Chairman of the Board, President Chief Executive Officer and Chief Financial Officer