Form 10-Q
period 2008-12-31
CYBER DIGITAL INC
filed 2009-03-02
CIK 721295

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2008

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

The number of shares of stock outstanding at February 24, 2009: 33,529,813 shares of Common Stock; par value $.006666 per share.

PART 1. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements
CYBER DIGITAL, INC. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
	December 31, 2008	March 31, 2008
ASSETS	(Unaudited)	(Audited)
Current Assets
Cash and cash equivalents	$182,864	$311,992
Marketable securities	193,920	250,4800
Accounts receivable, net	440,572	352,686
Inventories	248,996	248,996
Prepaid and other current assets	393,969	177,661
Total Current Assets	1,460,321	1,341,815

Property and Equipment, net
Equipment	$409,298	$406,401
Furniture and Fixtures	64,355	64,355
Vehicle	37,814	37,814
Leasehold Improvements	4,786	4,786
	$516,253	$513,356
Accumulated depreciation	474,505	459,473
Total Property and Equipment	$41,748	$53,883

Other assets	2,333	9,333
Customer contracts	932,954	1,426,876
Other intangible assets	276,250	287,500
TOTAL ASSETS	$2,713,606	$3,119,407

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable, accrued expenses, and taxes	$3,324,653	$2,642,243
Accrued interest	803,744	659,703
Officer/ shareholder notes payable	1,529,700	1,606,300
Accrued dividend payable	54,219	44,844
Equipment loan payable- current portion	7,301	7,301
Convertible note payable-current portion	835,490	475,395
Deferred revenue	65,950	84,824
Total Current Liabilities	6,621,057	5,520,610

Long Term Liabilities
Equipment loan payable	3,185	8,371
Convertible note payable	0	713,094
Other liabilities	600,604	600,604
Total Liabilities	7,224,846	6,842,679

Shareholders' Equity (Deficit)
Preferred stock - $.05 par value; cumulative, convertible and
Participating; authorized 10,000,000 shares
Series C; issued and outstanding - 310 shares at
December 31, 2008 and March 31, 2008	16	16
Series E; issued and outstanding -50 shares at
December 31, 2008 and March 31, 2008	3	3
Common stock - $.0066667 par value; authorized 450,000,000 shares;
issued and outstanding 33,529,813 and 33,529,813
shares at December 31, 2008 and March 31, 2008, respectively	223,533	223,533
Additional paid-in-capital	19,182,648	19,164,062
Accumulated other comprehensive loss	(81,080)	(24,520)
Accumulated deficit	(23,836,360)	(23,086,366)
Total Shareholders' Equity (Deficit)	(4,511,240)	(3,723,272)
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,713,606	$3,119,407

The accompanying notes are an integral part of these statements.

CYBER DIGITAL, INC. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
	(Unaudited)
	Three months ended December 31,
	2008	2007

Net Sales	$739,877	$1,160,649

Cost of Sales	487,039	865,630

Gross Profit	252,838	295,019

Operating Expenses
Selling, general and administrative expenses	$413,459	$626,223
Research and development	10,769	10,769
Depreciation and amortization	175,735	134,573

Total Operating Expenses	599,963	771,565

Profit (Loss) from Operations	(347,125)	(476,546)

Other Income (Expense)
Interest expense	(72,661)	(83,789)
Other income	0	6,000

Total Other Income (Expense)	(72,661)	(77,789)

Net Profit (Loss)	(419,786)	(554,335)

Preferred Stock Dividend	3,125	3,125

Income Available to Common Shareholders	$(422,911)	$(557,460)

Net Profit (Loss) Per Share of Common Stock

Profit (Loss) from Operations - Basic	$0.013	$(0.016)
Diluted	$0.013	$(0.016)

Net Profit (Loss) - Basic	$0.013	$(0.016)
Diluted	$0.013	$(0.016)

Weighted average number of common shares outstanding	33,529,813	33,521,868

The accompanying notes are an integral part of these statements.

CYBER DIGITAL, INC. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
	(Unaudited)
	Nine months ended December 31,
	2008	2007

Net Sales	$2,446,492	$2,843,384

Cost of Sales	1,512,146	1,872,502

Gross Profit	934,346	970,882

Operating Expenses
Selling, general and administrative expenses	$1,424,867	$1,436,153
Research and development	30,769	23,269
Depreciation and amortization	527,203	316,893

Total Operating Expenses	1,982,839	1,776,315

Profit (Loss) from Operations	(1,048,493)	(805,433)

Other Income (Expense)
Interest expense	(225,878)	(209,950)
Other income	533,754	14,000

Total Other Income (Expense)	307,876	(195,950)

Net Profit (Loss)	(740,617)	(1,001,383)

Preferred Stock Dividend	9,375	9,375

Income Available to Common Shareholders	$(749,992)	$(1,010,758)

Net Profit (Loss) Per Share of Common Stock

Profit (Loss) from Operations - Basic	$(.022)	$(.030)
Diluted	$(.022)	$(.030)

Net Profit (Loss) - Basic	$(.022)	$(.030)
Diluted	$(.022)	$(.030)

Weighted average number of common shares outstanding	33,529,813	33,521,868

The accompanying notes are an integral part of these statements.

CYBER DIGITAL, INC. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
	(Unaudited)
	Nine months ended, December 31,
	2008	2007

Cash Flows from Operating Activities
Net loss	$(740,617)	$(1,001,383)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	15,032	18,454
Amortization intangible assets	505,172	296,870
Stock based compensation	18,586	7,190
Accrued interest	144,041	151,884
Other Assets	7,000	314
Deferred revenue	(18,874)	(31,448)
(Increase) decrease in operating assets:
Accounts receivable	(87,886)	20,336
Prepaid expenses	(216,308)	(77,031)
Increase (decrease) in operating liabilities:
Accounts payable, accrued expenses and taxes	682,410	535,644
Net Cash Provided by (Used in) Operating Activities	308,556	(79,170)

Cash Flows from Investing Activities
Purchase of equipment	$(2,898)	$(1,271)
Cash portion of acquisition	0	175,547
Net Cash Provided by (Used in) Investing Activities	$(2,898)	$174,276

Cash Flows from Financing Activities
Principal payments on convertible debt	$(352,999)	$0
Equipment loan payable	(5,187)	(5,113)
Loan Proceeds (Paid) from officer/ shareholder	(76,600)	75,000
Net Cash Provided by (Used in) Financing Activities	(434,786)	69,887

Net Increase (Decrease) in Cash and Cash Equivalents	(129,128)	164,993

Cash and Cash Equivalents at Beginning of Period	311,992	33,506

Cash and Cash Equivalents at End of Period	$182,864	$198,499

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$105,317	$0

Supplemental Disclosure of Non Cash Investing and Financing Activities
Acquisition financed through issuance of convertible debt	$0	$1,307,338

The accompanying notes are an integral part of these statements.

CYBER DIGITAL, INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the year ending March 31, 2009. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB, for the year ended March 31, 2008.

Note 2. Marketable Securities

At December 31, 2008, marketable securities consist of 808,000 shares of Pervasip Corp. received as part of the acquisition of NRT and TSI. The shares have been classified as available for sale.
Market value	$193,920
Cost	275,000
Unrealized loss	$ (81,080)

Note 3. Intangible Assets

Intangible assets consists of the following:
	Useful Life	Carrying Amount	Accumulated Amortization	Net Amount
Customer contracts	3 years	$ 1,975,674	$ 1,042,720	$ 932,954
FCC and state licenses	20 years	300,000	23,750	276,250
Total		$ 2,275,674	$ 1,066,470	$ 1,209,204

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

The components of comprehensive (loss), net of related tax, are as follows:
	Nine months ended December 31,
	2008	2007
Net (loss)	$ (740,617)	$ (1,001,383)
Change in unrealized gain (loss) on securities	(81,080)	(85,120)
Comprehensive (loss)	$ (821,697)	$ (1,086,503)

At December 31, 2008, accumulated other comprehensive loss consisted solely of unrealized holding losses on marketable securities.

Note 5. Other Income

The Company estimates its liabilities for certain state and local taxes as well as other trade liabilities. In September 2008, the Company determined these estimates to be in excess of the amounts required to settle these liabilities. The Company has recorded other income of $0 and $533,754 for the quarter ended December 31, 2008 and for the nine months ended December 31, 2008, respectively, as a result of the reduction of these estimated liabilities. This change in estimate will not affect future periods.

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

A summary of option and warrant activity as of December 31, 2008 is as follows:
	Shares	Weighted Average Exercise Price $	Average Remaining Life
Outstanding, April 1, 2008	27,931,130	0.29	4.82
Granted options	1,570,000	0.08
Expired	255,000	0.50
Outstanding, December 31, 2008	29,246,130

Note 7. Petition for Relief under Chapter 11

On September 23, 2008, New Rochelle Telephone Co. ("NRT" or the "debtor"), a wholly owned subsidiary, filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the eastern district of New York. Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petition under the federal bankruptcy laws are stayed while the Debtor continues business operations as Debtor-in-possession. These claims are reflected in the December 31, 2008, balance sheet of NRT as "Liabilities subject to compromise." Additional claims (liabilities subject to compromise) may arise subsequent to the filing date from determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the Debtor's assets ("secured claims") also are stayed, although the holders of such claims have the right to move the court for relief from the stay. Secured claims are secured by liens on all of the Company's assets, excluding intellectual property.

NRT will incur additional liabilities, not subject to compromise, for goods or services provided to it as Debtor-in-possession after the petition date. These goods and services include any costs as a result of the reorganization such as attorneys or court costs.

On January 9, 2009, NRT's petition for relief under Chapter 11 was converted to Chapter 7, which is liquidation and winding down of NRT's business. As of February 6, 2009, all employees of NRT were discharged by the U.S. Trustee and the business ceased to operate. All of the Company's stock in NRT has been pledged as security for the convertible note payable. As a result, all proceeds received by the Trustee will be used to reduce the amount due on the convertible note. The Company does not expect to derive any value from it's investment in NRT.

The liquidation of NRT is expected to reduce the convertible note payable to approximately $400,000. The lender, under the convertible note agreement, will still have a security interest in all of the Company's remaining assets, except intellectual property.

In accordance with SFAS No. 144, the results of operation for NRT are shown as continuing up until conversion to a Chapter 7 liquidation in January 2009.

As of December 31, 2008, the condensed balance sheet and condensed statement of operations of NRT were as follows:

New Rochelle Telephone Corp.
(Debtor - in - Possession)
Condensed Balance Sheet

ASSETS
Current Assets
Cash and cash equivalents	$31,318
Accounts receivable, net	357,314
Prepaid and other current assets	182,046
Total Current Assets	570,678

Property and Equipment, net	21,117

TOTAL ASSETS	$591,795

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
LIABILITIES NOT SUBJECT TO COMPROMISE
Current Liabilities
Accounts payable and accrued expenses	$188,170
Deferred revenue	48,664
Total Current Liabilities	236,834

LIABILITIES SUBJECT TO COMPROMISE
Accounts payable and accrued expenses	3,208,880
Total Liabilities Subject to Compromise	3,208,880

TOTAL LIABILITIES	3,445,714

TOTAL SHAREHOLDERS' DEFICIT	(2,853,919)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$591,795

New Rochelle Telephone Corp.
(Debtor - in - Possession)
Condensed Statement of Operations

Net Sales	$1,649,150

Cost of Sales	1,510,937

Gross Profit	138,213

General and Administrative Expenses	$1,360,554

Other Income (Expense)
Reorganization Costs	(119,202)

Net Loss	(1,341,543)

Note 8. Management Agreement

In December 2008, the Company entered into an agreement with another telecommunications provider to manage substantially all aspects of the Company's telecommunications business. Pursuant to the agreement, the Company will receive a percentage of net cash collections as defined.

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

On June 1, 2007, we acquired two CLECs, New Rochelle Telephone Corp., ("NRT") and Telecarrier Services, Inc. ("TSI"), based in White Plains, New York. These acquisitions have allowed us to expand our market presence in New York, New Jersey and Pennsylvania.

Results of Operations

For Three Months Ended December 31, 2008

Net sales

Net sales for the quarter ended December 31, 2008 was $739,877 as compared to $1,160,649 for the quarter ended December 31, 2007. Net sales consist of local and long distance telephone service provided by our subsidiaries, NRT and TSI. Revenues are generated on a recurring monthly basis from services provided to both small businesses and residential customers. The average revenue per user (ARPU) is approximately $46 per month.

Cost of Sales

Cost of sales for the quarter ended December 31, 2008 was $487,039 as compared to $865,630 for the quarter ended December 31, 2007. Cost of sales predominantly consists of purchasing communication services from Verizon and Qwest on a resale basis. We also include in our cost of sales the materials and labor used, subcontractor costs and overhead incurred in the manufacture of our systems as well as any change in the valuation of our inventory, which was $0 for both quarters ended December 31, 2008 and 2007. There were no manufacturing costs for the periods.

Gross Profit

Gross profit for the quarter ended December 31, 2008 was $252,838 as compared to $295,019 for the same quarter ended December 31, 2007. Gross profit as a percentage of sales was 34% for the quarter ended December 31, 2008 as compared to 25% for the same quarter ended December 31, 2007.

Selling, general and administrative

Selling, general and administrative expenses for the quarter ended December 31, 2008 was $413,459 as compared to $626,223 for the same quarter ended December 31, 2007. The stock based compensation expense in the quarter ended December 31, 2008 was $6,218 as compared to $0 for the same quarter ended December 31, 2007.

Research and development

Research and development expenses remain unchanged from $10,769 in the quarter ended December 31, 2007 to $10,769 in the quarter ended December 31, 2008. All development costs are expensed in the period incurred.

Net Income (loss) from operations

Loss from operations in the quarter ended December 31, 2008 was $(419,786) or $0.013 per share as compared with a loss of $(554,335) or $(0.016) per share in the quarter ended December 31, 2007.

Net income (loss) available to Common Stockholders

Preferred stock dividend was $3,125 and $3,125 in the quarters ended December 31, 2008 and 2007, respectively. As a result of the foregoing, the net income (loss) available to common stockholders in the quarter ended December 31, 2008 was $(422,911) or $0.013 per share as compared to a net loss of $(557,460) or $(0.016) per share in the quarter ended December 31, 2007.

For Nine Months Ended December 31, 2008

Net sales

Net sales for the period ended December 31, 2008 was $2,446,492 as compared to $2,843,384 for the period ended December 31, 2007. Net sales consist of local and long distance telephone service provided by our subsidiaries, NRT and TSI. Revenues are generated on a recurring monthly basis from services provided to both small businesses and residential customers. The average revenue per user (ARPU) is approximately $46 per month.

Cost of Sales

Cost of sales for the period ended December 31, 2008 was $1,512,146 as compared to $1,872,502 for the period ended December 31, 2007. Cost of sales predominantly consists of purchasing communication services from Verizon and Qwest on a resale basis. We also include in our cost of sales the materials and labor used, subcontractor costs and overhead incurred in the manufacture of our systems as well as any change in the valuation of our inventory, which was $0 for both periods ended December 31, 2008 and 2007. There were no manufacturing costs for the periods.

Gross Profit

Gross profit for the period ended December 31, 2008 was $934,346 as compared to $970,882 for the same period ended December 31, 2007. Gross profit as a percentage of sales was 38% for the period ended December 31, 2008 as compared to 34% for the same period ended December 31, 2007.

Selling, general and administrative

Selling, general and administrative expenses for the period ended December 31, 2008 was $1,424,867 as compared to $1,436,153 for the same period ended December 31, 2007. The stock based compensation expense in the period ended December 31, 2008 was $18,586 as compared to $7,190 for the same period ended December 31, 2007.

Research and development

Research and development expenses increased from $23,269 in the period ended December 31, 2007 to $30,769 in the period ended December 31, 2008, representing an increase of $7,500 or approximately 32%. All development costs are expensed in the period incurred.

Net Income (loss) from operations

Loss from operations in the period ended December 31, 2008 was $(740,617) or $(0.022) per share as compared with a loss of $(1,001,758) or $(0.030) per share in the period ended December 31, 2007.

Net income (loss) available to Common Stockholders

Preferred stock dividend was $9,375 and $9,375 in the periods ended December 31, 2008 and 2007, respectively. As a result of the foregoing, the net income (loss) available to common stockholders in the period ended December 31, 2008 was $(749,992) or $(0.022) per share as compared to a net loss of $(1,010,758) or $(0.030) per share in the period ended December 31, 2007.

Liquidity and Capital Resources

Our ability to generate cash adequate to meet our needs results primarily from sale of preferred and common stock, cash flow from operations, issuance of debt, and cash advances in the form of loan from our Chief Executive Officer and a shareholder. We believe that our current sources of liquidity are sufficient to meet our near-term needs. However, we need additional capital to pursue more acquisitions and research and development activities to support our future growth needs. We have no off-balance sheet arrangements.

Cash and cash equivalents were $182,864 and $198,499 for the periods ended December 31, 2008 and 2007, respectively.

Marketable securities were $193,920 and $189,880 for the periods ended December 31, 2008 and 2007, respectively.

Net cash provided by (used in) operating activities were $308,556 and $(79,170) for the periods ended December 31, 2008 and 2007, respectively.

Net cash provided by (used in) investing activities were $(2,898) and $174,276 during the periods ended December 31, 2008 and 2007, respectively.

Net cash provided by (used in) financing activities were $(434,786) and $69,887 for the periods ended December 31, 2008 and 2007, respectively.

As of the periods ended December 31, 2008 and 2007, our company has received cash advances of $1,214,700 and $1,256,300, respectively, from our Chief Executive Officer. These cash advances in the form of a note are secured by all assets of the Company. As of the periods ended December 31, 2008 and 2007, our company has received cash advances of $315,000 and $350,000 from a shareholder, respectively.

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

On or about July 28, 2008, Verizon imposed a services embargo on all service requests from NRT except for disconnects. This disallows NRT to add new customers. Hence on September 23, 2008, NRT filed a voluntary petition for relief under Chapter 11 of Title 11 of the U.S. Code before the U.S. Bankruptcy Court, Eastern District of New York. The filing is intended to facilitate an orderly process to re-organize NRT's pre-petition debts, reduce costs and loan outstanding to the accredited institutional investor. On January 9, 2009, NRT's petition for relief under Chapter 11 was converted to Chapter 7, which is liquidation and winding down of NRT's business. As of February 6, 2009, all employees of NRT were discharged by the U.S. Trustee and the business ceased to operate.

In December 2008, the company entered into a five-year agreement with another telecommunications provider to manage substantially all aspects of the company's telecommunications service business, specifically pertaining to TSI. Pursuant to the agreement, the company will receive a percentage of net cash collections as defined.

Additional financing will be needed to support our growth plans and there can be no assurance that such capital will be available at terms and conditions acceptable to us.

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

PART II

ITEM 1 - Legal Proceedings

The Company is subject to legal proceedings and claims that arise in the ordinary course of business. In the opinion, of management, the amount of any liability is not likely to have a material effect on the financial statements. However, one of the Company's subsidiary, NRT filed a voluntary petition for relief under Chapter 11 of Title 11 of the U.S. Code before the U.S. Bankruptcy Court, Eastern District of New York. The filing is intended to facilitate an orderly process to re-organize NRT's pre-petition debts, reduce costs and loan outstanding to an accredited institutional investor.

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
DATED: February 27, 2009	CYBER DIGITAL, INC

By: /s/ J.C. Chatpar Chairman of the Board, President Chief Executive Officer and Chief Financial Officer